Form 10-Q
period 1996-03-31
BERG ELECTRONICS CORP /DE/
filed 1996-05-01
CIK 904900

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1996
                               -------------------------------------------------
                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                                   1-14080
                           (Commission File Number)

                            Berg Electronics Corp.
              (Exact name of Registrant as specified in charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  75-2451903
                     (I.R.S. Employer Identification No.)

                            101 South Hanley Road
                             St. Louis, MO  63105
                                (314) 726-1323
        (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                        Outstanding at
       Class            April 30, 1996
- ----------------------  --------------

Berg Electronics Corp.
  Common Stock              19,052,684
  Class A Common Stock       1,420,787


                    BERG ELECTRONICS CORP. & SUBSIDIARIES




                                    INDEX

PART I - FINANCIAL INFORMATION                                            Page


  Berg Electronics Corp. & Subsidiaries
    Condensed Consolidated Balance Sheets as of December 31, 1995           3
      and March 31, 1996
    Condensed Consolidated Statements of Operations for the three           4
      months ended March 31, 1995 and 1996
    Condensed Consolidated Statements of Cash Flows for the three           5
      months ended March 31, 1995 and 1996
    Notes to Condensed Consolidated Financial Statements                    6

  Management's Discussion and Analysis of Financial Condition and Results   8
    of Operations

PART II - OTHER INFORMATION                                                10

SIGNATURES                                                                 11


                    BERG ELECTRONICS CORP. & SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                 December 31, March 31,
                                                     1995       1996
                                                 ----------- ----------
                                                            (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents.....................   $ 19,601  $ 10,843
  Accounts receivable, net .....................    117,665   117,986
  Inventories...................................     78,242    94,280
  Prepaid expenses and other....................     10,697    10,575
                                                   --------  ---------
    Total current assets........................    226,205   233,684
  Property, plant and equipment, net............    230,753   233,095
  Intangibles and other assets..................    211,382   212,307
                                                   --------  ---------
    Total assets................................   $668,340  $679,086
                                                   ========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations...   $ 32,798  $ 18,063
  Accounts payable..............................     73,299    69,989
  Accrued liabilities...........................     76,306    91,369
                                                   --------  ---------
    Total current liabilities...................    182,403   179,421
Long-term obligations, less current maturities..    305,373   333,715
Other long-term liabilities.....................     36,224    40,689
Stockholders' equity:
  Contributed capital...........................    116,886   116,281
  Retained earnings (accumulated deficit).......      9,930    (3,554)
  Cumulative translation adjustments............     17,524    12,534
                                                   --------  ---------
    Total stockholders' equity..................    144,340   125,261
                                                   --------  ---------
    Total liabilities and stockholders' equity..   $668,340  $679,086
                                                   ========  =========

  See accompanying notes to the condensed consolidated financial statements


                      BERG ELECTRONICS CORP. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                          1995          1996
                                                      ------------  ------------

Net sales............................................ $   160,300   $   180,118
Operating expenses:
  Cost of goods sold.................................     105,816       118,204
  Selling, general and administrative................      36,654        41,214
  Amortization and other.............................       3,317         3,243
                                                      ------------  ------------
Operating income.....................................      14,513        17,457
Other income (expense):
  Interest expense...................................      (8,768)       (7,830)
  Amortization of deferred financing costs...........      (1,600)       (1,256)
  Other, net.........................................       2,588           886
                                                      ------------  ------------
Income before income tax provision and extraordinary
  items..............................................       6,733         9,257
Income tax provision.................................       2,693         3,702
                                                      ------------  ------------
Income before extraordinary items....................       4,040         5,555
Extraordinary items - losses on early extinguishment
  of debt, net of income tax benefit of $12,443......          --       (18,664)
                                                      ------------  ------------
Net income (loss)....................................       4,040       (13,109)
Preferred stock:
  Accretion and dividends............................      (3,542)       (5,469)
  Excess of fair value over book value of redemption
    and purchase.....................................          --       (21,866)
                                                      ------------  ------------

Net income (loss) applicable to common shares........ $       498   $   (40,444)
                                                      ============  ============

Net income (loss) per common share before
  extraordinary items................................ $      0.04   $     (1.40)
                                                      ============  ============

Net income (loss) per common share................... $      0.04   $     (2.61)
                                                      ============  ============

Average common shares outstanding....................  12,988,771    15,510,324
                                                      ============  ============

    See accompanying notes to the condensed consolidated financial statements


                    BERG ELECTRONICS CORP. & SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                         1995        1996
                                                       ---------  ----------

Cash flows provided by (used in) operating
  activities:
  Net income (loss)..................................  $  4,040   $ (13,109)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Extraordinary item.............................        --      31,107
      Depreciation...................................    10,394      11,433
      Amortization and other non-cash charges .......     4,917       4,499
      Change in assets and liabilities:
        Accounts receivable..........................   (12,765)     (1,944)
        Inventories..................................    (5,373)    (17,397)
        Prepaid expenses and other...................     5,603           3
        Accounts payable.............................     3,632      (2,625)
        Accrued and other liabilities................    (1,029)      2,067
        Other, net...................................      (469)    (10,867)
                                                       ---------  ----------
Net cash from operating activities...................     8,950       3,167
                                                       ---------  ----------
Cash flows provided by (used in) investing
  activities:
    Capital expenditures, net........................    (6,030)    (16,336)
                                                       ---------  ----------
    Net cash from investing activities...............    (6,030)    (16,336)
                                                       ---------  ----------
Cash flows provided by (used in) financing
  activities:
    Equity proceeds..................................        --     147,033
    Redemption and purchase of preferred stock.......        --    (143,005)
    Proceeds from issuance of long-term obligations..        --     246,877
    Repayment of long-term obligations...............    (4,476)   (233,270)
    Financing costs..................................        --     (13,108)
                                                       ---------  ----------
Net cash from financing activities...................    (4,476)      4,527
                                                       ---------  ----------
Effect of exchange rate changes on cash..............     1,180        (116)
                                                       ---------  ----------
Net change in cash and cash equivalents..............      (376)     (8,758)
Cash and cash equivalents at beginning of the period.    11,981      19,601
                                                       ---------  ----------
Cash and cash equivalents at end of the period.......  $ 11,605   $  10,843
                                                       =========  ==========

  See accompanying notes to the condensed consolidated financial statements

                    BERG ELECTRONICS CORP. & SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)
                                 (Unaudited)


1.     BASIS OF PRESENTATION

     Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

     Statement of Cash Flows

     Interest paid for the three months ended March 31, 1995 and 1996, is approximately $6,500 and $4,700, respectively. Income taxes paid for the three months ended March 31, 1995 and 1996, is approximately $300 and $300, respectively.

2.     INVENTORIES

     The composition of inventories at March 31, 1996, is as follows:

Raw materials ............................................   $  30,028
Work-in-process ..........................................      28,267
Finished goods ...........................................      35,985
                                                             ---------
Total                                                        $  94,280
                                                             =========


     The carrying value of inventories valued at LIFO, at March 31, 1996, is approximately $39,700 and its current cost is approximately $32,800.

3.     CURRENT EVENTS

     On February 29, 1996, the Company entered into a new credit facility (the "New Credit Facility") that, among other things, refinanced the Amended and Restated Credit Agreement dated as of May 23, 1994. The refinancing of the Amended Credit Agreement resulted in the write off of $12,755 of deferred financing costs. This write off, net of income tax, is classified with other extraordinary items on the condensed consolidated statements of operations.

     The New Credit Facility consists of a $350,000 term loan (the "New Term Loan") and a $100,000 Revolving Credit Facility (the "New Revolving Facility"). Mandatory principal payments are due in semi-annual installments with a final installment due on December 31, 2002. Amounts outstanding under the New Revolving Facility are due on December 31, 2002. Borrowings under the Term Loan and the New Revolving Facility bear interest, at the option of the Company, at a rate per annum equal to (i) 0.5% plus the Agent's Alternate Base Rate (as defined in the New Credit Facility) or (ii) 1.50% plus the Eurodollar rate per annum. Interest payment dates vary depending on the interest rate option selected by the Company, but generally, interest is paid quarterly. The commitment fee on the unused portion of the New Revolving Facility is 0.375% per annum on the average daily available balance. The New Credit Facility contains several financial covenants that, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends.

     On March 6, 1996, Berg consummated the sale of 7,475,000 common shares in its initial public offering. The Company received net proceeds of approximately $147,033 from the offering.

     On March 18, 1996, the Company redeemed 50% of the outstanding shares of the Company's Series E Preferred Stock, par value $.01 per share, including accrued and unpaid dividends and a redemption premium thereon for approximately $44,253 (the "Series E Preferred Redemption"). On March 19, 1996, the Company purchased all of the outstanding shares of Series E Preferred Stock not purchased by the Company pursuant to the Series E Preferred Redemption for approximately $47,819. Also on March 19, 1996, the Company redeemed all of the outstanding shares of the Company's Series B Preferred Stock, par value $.01 per share, including accrued and unpaid dividends thereon, for approximately $50,933. The excess, $21,866, of the fair value of the consideration transferred to the holders of the Preferred Stock over the carrying amount of the Preferred Stock is reflected as a reduction from net income (loss) applicable to common shares in the condensed consolidated statements of operations.

     On April 8, 1996, Berg redeemed $30,000 aggregate principal amount of its 11 3/8% Guaranteed Senior Subordinated Debentures Due 2003 (the "Debentures"), including accrued and unpaid interest and a redemption premium thereon (the "Debenture Redemption") for approximately $34,487. On April 9, 1996, Berg purchased all of the outstanding Debentures not redeemed by Berg pursuance to the Debenture Redemption for approximately $82,568. The redemption and purchase of the Debentures resulted in a write off of $4,900 of deferred financing costs. This write off, net of income tax, is classified with other extraordinary items on the condensed consolidated statement of operations. Additionally, the redemption and purchase premium and the related fees and expenses of the Debenture Redemption and purchase, totaling $13,452, is classified with other extraordinary items, net of tax, in the condensed consolidated statements of operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
1996

Net sales for the three months ended March 31, 1996 were $180.1 million, representing a $19.8 million, or 12.4%, increase from the comparable period in 1995.

North American sales increased $14.1 million, or 16.7%, in the first quarter of 1996 compared to the first quarter of 1995. This increase is due primarily to a $7.3 million, or 28.8%, increase in certain telecommunications products sales due to stronger demand than in the same period in the prior year for backplanes, and switching and transmission equipment, translating into strong demand for the Berg connectors used in these applications. Additionally, first quarter 1996 contained $2.7 million of sales from Specialty Connector Company, acquired in November 1995.

Sales in Europe increased by $.7 million, or 1.7%, due to the favorable impact of the strengthening European currencies. Sales in Asia Pacific increased $5.0 million, or 14.2%. The improvement in Asia Pacific was primarily due to increased demand in the Company's major end-user markets (computers and telecommunications), partially offset by the $.9 million unfavorable impact of the weakening Asian currencies versus the U.S. dollar.

Cost of goods sold as a percent of sales decreased to 65.6% from 66.0%, primarily due to cost reduction actions, including the reduction of labor costs, the elimination of factory overhead and negotiated price reductions in certain purchased materials.

Due primarily to the increased sales volume, selling, general and administrative expenses increased by $4.6 million, or 12.4%, over the comparable period in 1994 and remained unchanged as a percentage of sales at 22.9%.

Other expense grew $.4 million, from $7.8 million in the first quarter 1995 to $8.2 million in the first quarter 1996 due to lower currency translation gains partially offset by reduced interest expense in 1996 due to the New Credit Facility entered into in February 1996 containing lower interest rates than the previous credit agreement.


Liquidity and Capital Resources

Net cash provided by operating activities was $3.2 million for the three months ended March 31, 1996, which compares to $9.0 million provided by operating activities for the comparable period in 1995. This fluctuation is primarily due to the build up of inventory at the Company's Kansas City facility to facilitate the moving of the Kansas City operations, scheduled to begin in May 1996, to the Company's new 200,000 square foot facility in Huntingdon County, Pennsylvania.

Net cash used in investing activities was $16.3 million for the three months ended March 31, 1996, compared to net cash used of $6.0 million for the three months ended March 31, 1995. The net cash used in investing activities for the first quarter 1996 includes construction costs of the new Huntingdon County facility, and for the first quarters of 1995 and 1996, the remainder represents capital expenditures.

Cash used by financing activities was $4.5 for the three months ended March 31, 1995, compared to $4.5 provided by financing activities for the comparable period in 1996. The use of cash in 1995 represents debt repayments and the source of cash in 1996 represents proceeds from the Company's New Credit Facility and initial public offering, offset by funds used to (i) repay the Amended Credit Agreement, (ii) redeem and purchase all outstanding Preferred Stock and, (iii) pay financing costs related to the aforementioned transactions.

PART II.  OTHER INFORMATION




                                     NONE

                                 SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   BERG ELECTRONICS CORP.


Dated:  April 30, 1996                    By:    /s/ JAMES N. MILLS
                                              __________________________________
                                              Name:  James N. Mills
                                              Title: Chairman of the Board and
                                                     Chief Executive Officer


                                          By:    /s/ DAVID M. SINDELAR
                                              __________________________________
                                              Name:  David M. Sindelar
                                              Title: Senior Vice President and
                                                     Chief Financial Officer