Form 10-Q/A
period 1996-03-31
BERG ELECTRONICS CORP /DE/
filed 1996-06-28
CIK 904900

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Mark One)
 [X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1996
                                     ---------------------------------------
OR

 [ ] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                                     -----------------    ------------------

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

The purpose of this filing is to submit Exhibit 27 which was inadvertently omitted from the previous filing.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  BERG ELECTRONICS CORP.


Dated:  June 27, 1996                     By:    /s/ JAMES N. MILLS
                                              ----------------------------------
                                              Name:  James N. Mills
                                              Title: Chairman of the Board and
                                                     Chief Executive Officer


                                          By:    /s/ DAVID M. SINDELAR
                                              ----------------------------------
                                              Name:  David M. Sindelar
                                              Title: Senior Vice President and
                                                     Chief Financial Officer


					  By:    /s/ JOSEPH S. CATANZARO
                                              ----------------------------------
                                              Name:  Joseph S. Catanzaro
                                              Title: Chief Accounting Officer