Form 10-Q
period 1996-06-30
BERG ELECTRONICS CORP /DE/
filed 1996-07-30
CIK 904900

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1996
                               -------------------------------------------------
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

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                               Outstanding at
                              Class            July 29, 1996
                     -----------------------   --------------
                     Common Stock                19,055,117
                     Class A Common Stock         1,420,787


                    BERG ELECTRONICS CORP. & SUBSIDIARIES




                                    INDEX

                                                                          Page
                                                                          ----
  Berg Electronics Corp. & Subsidiaries
    Condensed Consolidated Balance Sheets as of December 31, 1995
      and June 30, 1996...................................................   3
    Condensed Consolidated Statements of Operations for the three
      and six months ended June 30, 1995 and 1996.........................   4
    Condensed Consolidated Statements of Cash Flows for the six
      months ended June 30, 1995 and 1996.................................   5
    Notes to Condensed Consolidated Financial Statements..................   6

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................   8

PART II - OTHER INFORMATION...............................................  10

SIGNATURES................................................................  11

EXHIBIT 11 - COMPUTATION OF NET EARNINGS PER SHARE........................  12

EXHIBIT 27a - FINANCIAL DATA SCHEDULE.....................................  13


                    BERG ELECTRONICS CORP. & SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                  December 31,     June 30,
                                                     1995            1996
                                                  -----------     -----------
                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents.....................   $ 19,601        $ 12,043
  Accounts receivable, net .....................    117,665         117,112
  Inventories...................................     78,242          95,906
  Prepaid expenses and other....................     10,697          12,384
                                                   --------        --------
    Total current assets........................    226,205         237,445
  Property, plant and equipment, net............    230,753         232,324
  Intangibles and other assets..................    211,382         208,059
                                                   --------        --------
    Total assets................................   $668,340        $677,828
                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations...   $ 32,798        $ 25,563
  Accounts payable..............................     73,299          70,445
  Accrued liabilities...........................     76,306          82,470
                                                   --------        --------
    Total current liabilities...................    182,403         178,478
Long-term obligations, less current maturities..    305,373         331,287
Other long-term liabilities.....................     36,224          40,503
Stockholders' equity:
  Contributed capital...........................    116,886         116,281
  Retained earnings.............................      9,930           4,058
  Cumulative translation adjustments............     17,524           7,221
                                                   --------        --------
    Total stockholders' equity..................    144,340         127,560
                                                   --------        --------
    Total liabilities and stockholders' equity..   $668,340        $677,828
                                                   ========        ========


  See accompanying notes to the condensed consolidated financial statements


                    BERG ELECTRONICS CORP. & SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)



                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                --------------------  --------------------
                                  1995       1996       1995       1996
                                ---------  ---------  ---------  ---------

Net sales.....................  $164,346   $178,063   $324,646   $358,181
Operating expenses:
  Cost of goods sold..........   106,440    116,132    212,256    234,336
  Selling, general and
    administrative............    38,031     39,309     74,685     80,523
  Amortization and other......     3,383      3,249      6,700      6,492
                                ---------  ---------  ---------  ---------
Operating income..............    16,492     19,373     31,005     36,830
Other income (expense):
  Interest expense............    (8,530)    (6,818)   (17,298)   (14,648)
  Amortization of deferred
    financing costs...........    (1,583)      (716)    (3,183)    (1,972)
  Other, net..................    (3,129)       639       (541)     1,525
                                ---------  ---------  ---------  ---------
Income before income tax
  provision and extraordinary
  items.......................     3,250     12,478      9,983     21,735
Income tax provision..........     1,035      4,866      3,728      8,568
                                ---------  ---------  ---------  ---------
Income before extraordinary
  items.......................     2,215      7,612      6,255     13,167
Extraordinary items - losses
  on early extinguishment of
  debt, net of income tax
  benefit of $12,443..........      --         --         --      (18,664)
                                ---------  ---------  ---------  ---------
Net income (loss).............     2,215      7,612      6,255     (5,497)
Preferred stock:
  Accretion and dividends.....    (3,636)      --       (7,178)    (5,469)
  Excess of fair value over
   book value of redemption
  and purchase................      --         --         --      (21,866)
                                ---------  ---------  ---------  ---------

Net income (loss) applicable
 to common shares.............  $ (1,421)  $  7,612   $   (923)  $(32,832)
                                =========  =========  =========  =========

Net income (loss) per common
  share before extraordinary
  items.......................  $  (0.11)  $   0.37   $  (0.07)  $  (0.79)
                                =========  =========  =========  =========

Net income (loss) per common
  share.......................  $  (0.11)  $   0.37   $  (0.07)  $  (1.82)
                                =========  =========  =========  =========



  See accompanying notes to the condensed consolidated financial statements


                    BERG ELECTRONICS CORP. & SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                        --------------------
                                                          1995        1996
                                                        ---------  ---------
Cash flows provided by (used in) operating
  activities:
  Net income (loss)..................................   $  6,255   $  (5,497)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Extraordinary item.............................        --       31,107
      Depreciation...................................     20,158      22,872
      Amortization and other non-cash charges .......      9,883       8,464
      Change in assets and liabilities:
        Accounts receivable..........................    (20,532)     (2,858)
        Inventories..................................     (7,389)    (18,903)
        Prepaid expenses and other...................      2,373      (3,195)
        Accounts payable.............................     13,014       1,560
        Accrued and other liabilities................     (5,837)      2,844
        Other, net...................................        158     (12,652)
                                                        ---------  ----------
Net cash from operating activities...................     18,083      23,742
                                                        ---------  ----------
Cash flows provided by (used in) investing
  activities:
    Capital expenditures, net........................    (14,090)    (28,629)
                                                        ---------  ----------
    Net cash from investing activities...............    (14,090)    (28,629)
                                                        ---------  ----------
Cash flows provided by (used in) financing
  activities:
    Equity proceeds..................................        --      147,033
    Redemption and purchase of preferred stock.......        --     (143,005)
    Proceeds from issuance of long-term obligations..        --      364,831
    Repayment of long-term obligations...............     (6,879)   (346,152)
    Financing costs..................................        --      (25,208)
                                                        ---------  ----------
Net cash from financing activities...................     (6,879)     (2,501)
                                                        ---------  ----------
Effect of exchange rate changes on cash..............      2,042        (170)
                                                        ---------  ----------
Net change in cash and cash equivalents..............       (844)     (7,558)
Cash and cash equivalents at beginning of the period.     11,981      19,601
                                                        ---------  ----------
 Cash and cash equivalents at end of the period.......  $ 11,137   $  12,043
                                                        =========  ==========


  See accompanying notes to the condensed consolidated financial statements

                    BERG ELECTRONICS CORP. & SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)
                                 (Unaudited)


1.   BASIS OF PRESENTATION

     Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

     Statement of Cash Flows

     Interest paid for the six months ended June 30, 1995 and 1996, is approximately $17,300 and $14,500, respectively. Income taxes paid for the six months ended June 30, 1995 and 1996, is approximately $2,500 and $3,300, respectively.

2.   INVENTORIES

     The composition of inventories at June 30, 1996, is as follows:

     Raw materials ............................................  $ 30,725
     Work-in-process ..........................................    28,742
     Finished goods ...........................................    36,439
                                                                 --------
 Total                                                           $ 95,906
                                                                 ========


     The carrying value of inventories valued at LIFO, at June 30, 1996, is approximately $41,800 and its current cost is approximately $34,900.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
=====================

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1996
- -----------------------------------------------------------------------------

Net sales for the three months ended June 30, 1996 were $178.1 million, representing a $13.7 million, or 8.3%, increase from the comparable period in 1995.

North American sales increased $16.1 million, or 20.1%, in the second quarter of 1996 compared to the second quarter of 1995. This increase is due primarily to an approximate $8.8 million, or 38.3%, increase in telecommunications products sales due to stronger demand than in the same period in the prior year for backplanes used in switching and transmission equipment, translating into strong demand for the Berg connectors used in these applications. Additionally, second quarter 1996 contained $3.2 million of sales from Berg's RF/Coaxial Division, acquired in November 1995.

Sales in Europe decreased by $3.4 million, or 8.1%, primarily due to the decline of sales in certain markets as a result of weak economies, particularly in Germany. Sales in Asia Pacific increased $1.0 million, or 2.3%. The improvement in Asia Pacific was primarily due to increased demand in the Company's major end-user markets (computers and telecommunications), particularly in Japan. Changing currencies adversely impacted sales recorded in Europe and Asia, reducing sales by approximately 7.4% on a combined basis, in the second quarter of 1996 compared to the second quarter of 1995.

Due primarily to increased sales volume, cost of goods sold increased by $9.7 million, or 9.1%, over the comparable period in 1995. Cost of goods sold as a percent of sales increased to 65.2% from 64.8% in the second quarter of 1995, reflecting continued price pressure, but improved from 65.6% in the first quarter of 1996 as a result of improved product sales mix and the Company's cost reduction activities.

Due primarily to increased sales volume, selling, general and administrative expenses increased by $1.3 million, or 3.4%, over the comparable period in 1995, but as a percentage of sales decreased from 23.1% to 22.1% due in part to cost reduction and containment activities and also to the spreading of the fixed components of such expenses over a higher sales volume.

Other expense decreased $6.3 million, from $13.2 million in the second quarter of 1995 to $6.9 million in the second quarter of 1996, due primarily to reduced interest expense and deferred financing costs amortization in 1996, due to the New Credit Facility entered into in February 1996 containing lower interest rates and financing costs than the previous credit agreement. Additionally, changing currencies resulted in currency gains in the second quarter of 1996, compared to currency losses in the second quarter of 1995.


Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1996
- -------------------------------------------------------------------------

Net sales for the six months ended June 30, 1996 were $358.2 million, representing a $33.5 million, or 10.3%, increase from the comparable period in 1995.

North American sales increased $30.2 million, or 18.4%, in the first six months of 1996 compared to the comparable period in 1995. This increase is due primarily to a $16.4 million, or 33.8%, increase in telecommunications products sales due to stronger demand than in the same period in the prior year for backplanes, used in switching and transmission equipment, translating into strong demand for the Berg connectors used in these applications. Additionally, the first six months of 1996 contained $5.9 million of sales from Berg's RF/Coaxial Division, acquired in November 1995.

Sales in Europe decreased by $2.7 million, or 3.3%, due primarily to the decline of sales in certain markets as a result of weak economies, particularly in Germany. Sales in Asia Pacific increased $6.0 million, or 7.6%. The improvement in Asia Pacific was primarily due to increased demand in the Company's major end-user markets (computers and telecommunications). Changing currencies adversely impacted sales recorded in Europe and Asia, reducing sales by approximately 3.7% on a combined basis in the first half of 1996 compared to the first half of 1995.

Due primarily to increased sales volume, cost of goods sold increased by $22.1 million, or 10.4%, over the comparable period in 1995. As a result of cost containment and reduction activities, cost of goods sold as a percent of sales showed continued improvement in each of the last three consecutive quarters to reach its current level of 65.4%.

Due primarily to the increased sales volume, selling, general and administrative expenses increased by $5.8 million, or 7.8%, over the comparable period in 1995, but as a percentage of sales decreased from 23.0% to 22.5% in the first half of 1996 due in part to cost reduction and containment activities and also to the spreading of the fixed components of such expenses over a higher sales volume.

Other expense decreased $5.9 million, from $21.0 million in the first half of 1995 to $15.1 million in the first half of 1996 due to reduced interest expense and amortization of financing costs in 1996 due to the New Credit Facility entered into in February 1996 containing lower interest rates and financing costs than the previous credit agreement.


Liquidity and Capital Resources
- -------------------------------

Net cash provided by operating activities was $23.7 million for the six months ended June 30, 1996, which compares to $18.1 million provided by operating activities for the comparable period in 1995. This fluctuation is primarily due to increased earnings, partially offset by the build up of inventory at the Company's Kansas City facility to facilitate the move of the Kansas City operations, which began in May 1996, to other Company facilities.

Net cash used in investing activities was $28.6 million for the six months ended June 30, 1996, compared to net cash used of $14.1 million for the six months ended June 30, 1995. The net cash used in investing activities for the first six months of 1996 includes construction costs of the new Huntingdon County facility, and for the first six months of 1995 and 1996, the remainder represents capital expenditures.

Cash used by financing activities was $6.9 million for the six months ended June 30, 1995, compared to $2.5 million for the comparable period in 1996.
The use of cash in 1995 represents debt repayments. The use of cash in 1996 represents proceeds from the Company's New Credit Facility and initial public offering, offset by funds used to (i) repay the Amended Credit Agreement, (ii) redeem and purchase all outstanding Preferred Stock, (iii) redeem and purchase all outstanding Debentures and, (iv) pay financing costs related to the aforementioned transactions. In addition, the Company borrowed $16.0 million and repaid $8.0 million under the New Revolving Facility and borrowed $350 million and repaid $8.75 million under the New Term Loan. The Company has borrowed $6.7 million in total, $2.9 million in 1996, and repaid $0.2 million in 1996 of $13.0 million committed loans related to construction of the Company's new facility in Huntingdon County, Pennsylvania.

PART II.  OTHER INFORMATION




                                     NONE

                               SIGNATURES
                               ----------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   BERG ELECTRONICS CORP.


Dated:  July 30, 1996                    By:     /s/ JAMES N. MILLS
                                              _________________________________
                                              Name:  James N. Mills
                                              Title: Chairman of the Board and
                                                     Chief Executive Officer


                                         By:    /s/ DAVID M. SINDELAR
                                              _________________________________
                                              Name:  David M. Sindelar
                                              Title: Senior Vice President and
                                                     Chief Financial Officer