Form 10-Q
period 1996-09-30
BERG ELECTRONICS CORP /DE/
filed 1996-10-29
CIK 904900

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996
                               -------------------------------------------------
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

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Outstanding at
                            Class            October 28, 1996
                    -----------------------  ----------------
                    Common Stock                19,093,609
                    Class A Common Stock         1,384,291


                    BERG ELECTRONICS CORP. & SUBSIDIARIES




                                    INDEX


 PART I - FINANCIAL INFORMATION                                            Page
                                                                           ----
    Berg Electronics Corp. & Subsidiaries
    Condensed Consolidated Balance Sheets as of December 31, 1995
      and September 30, 1996.............................................    3
    Condensed Consolidated Statements of Operations for the three
      and nine months ended September 30, 1995 and 1996..................    4
    Condensed Consolidated Statements of Cash Flows for the nine
      months ended September 30, 1995 and 1996...........................    5
    Notes to Condensed Consolidated Financial Statements.................    6

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations................................................    8

PART II - OTHER INFORMATION..............................................   11

SIGNATURES...............................................................   12

EXHIBIT 11 - COMPUTATION OF NET EARNINGS (LOSS) PER SHARE................   13

EXHIBIT 27a - FINANCIAL DATA SCHEDULE....................................   14



                    BERG ELECTRONICS CORP. & SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                    December 31,  September 30,
                                                    ------------  -------------
                                                        1995           1996
                                                    ------------   ------------
ASSETS                                                              (Unaudited)

Current assets:
  Cash and cash equivalents.......................  $     19,601   $     12,168
  Accounts receivable, net........................       117,665        110,947
  Inventories.....................................        78,242         95,835
  Prepaid expenses and other......................        10,697         11,456
                                                    ------------   ------------
    Total current assets..........................       226,205        230,406
  Property, plant and equipment, net..............       230,753        235,897
  Intangibles and other assets....................       211,382        207,729
                                                    ------------   ------------
    Total assets..................................  $    668,340   $    674,032
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations.....  $     32,798   $     25,563
  Accounts payable................................        73,299         57,775
  Accrued liabilities.............................        76,306         86,072
                                                    ------------   ------------
    Total current liabilities.....................       182,403        169,410
Long-term obligations, less current maturities....       305,373        330,915
Other long-term liabilities.......................        36,224         40,067
Stockholders' equity:
  Contributed capital.............................       116,886        116,335
  Retained earnings...............................         9,930         10,618
  Cumulative translation adjustments..............        17,524          6,687
                                                    ------------   ------------
    Total stockholders' equity....................       144,340        133,640
                                                    ------------   ------------
    Total liabilities and stockholders' equity....  $    668,340   $    674,032
                                                    ============   ============



  See accompanying notes to the condensed consolidated financial statements


                    BERG ELECTRONICS CORP. & SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)



                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     -------------------   -------------------
                                       1995       1996       1995       1996
                                     --------   --------   --------   --------
Net sales..........................  $170,829   $172,537   $495,475   $530,718
Operating expenses:
  Cost of goods sold...............   115,531    112,201    327,787    346,537
  Selling, general and
    administrative.................    38,416     38,724    113,101    119,247
  Amortization and other...........     3,303      3,240     10,003      9,732
                                     ---------  ---------  ---------  ---------
Operating income...................    13,579     18,372     44,584     55,202
Other income (expense):
  Interest expense.................    (8,939)    (6,964)   (26,237)   (21,612)
  Amortization of deferred
    financing costs................    (1,558)      (708)    (4,741)    (2,680)
  Other, net.......................     1,948        (34)     1,407      1,491
                                     ---------  ---------  ---------  ---------
Income before income tax
  provision and extraordinary
  items............................     5,030     10,666     15,013     32,401
Income tax provision...............     1,990      4,106      5,718     12,674
                                     ---------  ---------  ---------  ---------
Income before extraordinary
  items............................     3,040      6,560      9,295     19,727
Extraordinary items - losses on
  early extinguishment of debt,
  net of income tax benefit of
  $12,443..........................        --         --         --    (18,664)
                                     ---------  ---------  ---------  ---------
Net income.........................     3,040      6,560      9,295      1,063
Preferred stock:
  Accretion and dividends..........    (3,732)        --    (10,910)    (5,469)
  Excess of fair value over
    book value of redemption
    and purchase...................        --         --         --    (21,866)
                                     ---------  ---------  ---------  ---------
Net income (loss) applicable to
  common shares....................  $   (692)  $  6,560   $ (1,615)  $(26,272)
                                     =========  =========  =========  =========
Net income (loss) per common
  share before extraordinary
  items............................  $  (0.05)  $   0.32   $  (0.12)  $  (0.40)
                                     =========  =========  =========  =========
Net income (loss) per common
  share............................  $  (0.05)  $   0.32   $  (0.12)  $  (1.40)
                                     =========  =========  =========  =========



   See accompanying notes to the condensed consolidated financial statements


                    BERG ELECTRONICS CORP. & SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                          Nine Months Ended
                                                             September 30,
                                                        ----------------------
                                                          1995         1996
                                                        ---------    ---------
Cash flows provided by (used in) operating
  activities:
  Net income..........................................  $   9,295    $   1,063
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Extraordinary item..............................         --       31,107
      Depreciation....................................     31,608       33,590
      Amortization and other non-cash charges.........     14,744       12,411
      Change in assets and liabilities:
        Accounts receivable...........................    (27,675)       2,972
        Inventories...................................     (5,107)     (18,871)
        Prepaid expenses and other....................      2,877       (3,312)
        Accounts payable..............................     11,096      (11,076)
        Accrued and other liabilities.................        644        6,497
        Other, net....................................      1,176      (16,102)
                                                        ----------   ----------
Net cash from operating activities....................     38,658       38,279
                                                        ----------   ----------
Cash flows provided by (used in) investing activities:
  Capital expenditures, net...........................    (23,160)     (42,849)
                                                        ----------   ----------
  Net cash from investing activities..................    (23,160)     (42,849)
                                                        ----------   ----------
Cash flows provided by (used in) financing activities:
  Equity proceeds.....................................         --      147,033
  Redemption and purchase of preferred stock..........         --     (143,005)
  Proceeds from issuance of long-term obligations.....         --      381,093
  Repayment of long-term obligations..................    (15,283)    (362,786)
  Financing costs.....................................         --      (25,208)
  Proceeds from issuance of common stock..............         --           54
                                                        ----------   ----------
Net cash from financing activities....................    (15,283)      (2,819)
                                                        ----------   ----------
Effect of exchange rate changes on cash...............        486          (44)
                                                        ----------   ----------
Net change in cash and cash equivalents...............        701       (7,433)
Cash and cash equivalents at beginning of the period..     11,981       19,601
                                                        ----------   ----------
Cash and cash equivalents at end of the period........  $  12,682    $  12,168
                                                        ==========   ==========



  See accompanying notes to the condensed consolidated financial statements

                    BERG ELECTRONICS CORP. & SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)
                                 (Unaudited)


1.   BASIS OF PRESENTATION

     Unaudited Interim Condensed Consolidated Financial Statements
     -------------------------------------------------------------

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

     Statement of Cash Flows
     -----------------------

     Interest paid for the nine months ended September 30, 1995 and 1996, is approximately $23,400 and $20,300, respectively. Income taxes paid for the nine months ended September 30, 1995 and 1996, is approximately $3,100 and $3,700, respectively.

2.   INVENTORIES

     The composition of inventories at September 30, 1996, is as follows:
     Raw materials..................................................   $ 35,240
     Work-in-process................................................     26,774
     Finished goods.................................................     33,821
                                                                       --------
        Total                                                          $ 95,835
                                                                       ========



     The carrying value of inventories valued at LIFO, at September 30, 1996, is approximately $44,900 and its current cost is approximately $37,700.

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

     On March 18, 1996, the Company redeemed 50% of the outstanding shares of the Company's Series E Preferred Stock, par value $.01 per share, including accrued and unpaid dividends and a redemption premium thereon for approximately $44,253 (the "Series E Preferred Redemption"). On March 19, 1996, the Company purchased all of the outstanding shares of Series E Preferred Stock not purchased by the Company pursuant to the Series E Preferred Redemption for approximately $47,819. Also on March 19, 1996, the Company redeemed all of the outstanding shares of the Company's Series B Preferred Stock, par value $.01 per share, including accrued and unpaid dividends thereon, for approximately $50,933. The excess, $21,866, of the fair value of the consideration transferred to the holders of the Preferred Stock over the carrying amount of the Preferred Stock is reflected as a reduction from net income to determine net income (loss) applicable to common shares in the condensed consolidated statements of operations.

     On April 8, 1996, Berg redeemed $30,000 aggregate principal amount of its 11 3/8% Guaranteed Senior Subordinated Debentures Due 2003 (the "Debentures"), including accrued and unpaid interest and a redemption premium thereon (the "Debenture Redemption") for approximately $34,487. On April 9, 1996, Berg purchased all of the outstanding Debentures not redeemed by Berg pursuant to the Debenture Redemption for approximately $82,568. The redemption and purchase of the Debentures resulted in a write off of $4,900 of deferred financing costs. This write off, net of income tax, is classified with other extraordinary items on the condensed consolidated statement of operations. Additionally, the redemption and purchase premium and the related fees and expenses of the Debenture Redemption and purchase, totaling $13,452, is classified with other extraordinary items, net of tax, in the condensed consolidated statements of operations.

     On June 25, 1996, the Company entered into a memorandum of understanding with Ericsson Telecom AB of Sweden (Ericsson) to acquire the connector business of Ericsson. The Company expects to reach a definitive agreement with Ericsson during the fourth quarter of 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
=====================

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the three months ended September 30, 1996 were $172.5 million, representing a $1.7 million, or 1.0%, increase from the comparable period in 1995.

North American sales represented approximately 54% of consolidated sales and increased $7.9 million, or 9.3%, in the third quarter of 1996 compared to the third quarter of 1995. This increase is due primarily to an approximate $6.9 million, or 26.2%, increase in telecommunications products sales due to stronger demand than in the same period in the prior year for backplanes used in switching and transmission equipment, translating into strong demand for the Berg connectors used in these applications.

Sales in Europe represented approximately 22% of consolidated sales and decreased by $1.5 million, or 3.7%, primarily due to unfavorable effects of currency changes between years and in part due to weakness in certain markets as a result of weak economies, particularly in Germany. Sales in Asia Pacific decreased $4.7 million, or 10.2%. The decline in Asia Pacific was due in part to unfavorable effects of currency changes between years and in part to increased price pressures in the Company's major end-user markets (computers and telecommunications), particularly in Japan. Changing currencies adversely impacted sales recorded in Europe and Asia, reducing sales by approximately 4.7% on a combined basis, in the third quarter of 1996 compared to the third quarter of 1995.

Cost of goods sold decreased by $3.3 million to 65.0% of sales from 67.6% of sales in the third quarter of 1995, and improved from 65.2% of sales in the second quarter of 1996 primarily as a result of improved product sales mix and the Company's cost reduction activities. Cost of goods sold in the third quarter of 1995 also included non-recurring costs in connection with the combination of Berg's cable assembly manufacturing facilities.

Due primarily to increased sales volume, selling, general and administrative expenses increased by $0.3 million, or .8%, over the comparable period in 1995, but as a percentage of sales decreased from 22.5% to 22.4% due in part to cost reduction and containment activities and also to the spreading of the fixed components of such expenses over a higher sales volume.

Other expense decreased $.8 million, from $8.5 million in the third quarter of 1995 to $7.7 million in the third quarter of 1996, due primarily to reduced interest expense and deferred financing costs amortization in 1996, based on the New Credit Facility entered into in February 1996 containing lower interest rates and financing costs than the previous credit agreement. Offsetting the improvement in financing costs, changing currencies resulted in currency gains of only $.4 million in the third quarter of 1996, compared to $2.6 million in the third quarter of 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the nine months ended September 30, 1996 were $530.7 million, representing a $35.2 million, or 7.1%, increase from the comparable period in 1995.

North American sales increased $38.2 million, or 15.3%, in the first nine months of 1996 compared to the comparable period in 1995. This increase is due primarily to a $23.3 million, or 31.1%, increase in telecommunications products sales due to stronger demand than in the same period in the prior year for backplanes, used in switching and transmission equipment, translating into strong demand for the Berg connectors used in these applications.

Sales in Europe decreased by $4.2 million, or 3.4%, due primarily to the decline of sales in certain markets as a result of weak economies, particularly in Germany. Sales in Asia Pacific increased $1.2 million, or 1.0%. The improvement in Asia Pacific was primarily due to increased demand in the Company's major end-user markets (computers and telecommunications). Changing currencies adversely impacted sales recorded in Europe and Asia, reducing sales by approximately 4.1% on a combined basis, in the first nine months of 1996 compared to the first nine months of 1995.

Due primarily to increased sales volume, cost of goods sold increased by $18.8 million, or 5.7%, over the comparable period in 1995. As a result of cost containment and reduction activities, cost of goods sold as a percent of sales showed continued improvement in each of the last four consecutive quarters to reach its current level of 65.3%.

Due primarily to the increased sales volume, selling, general and administrative expenses increased by $6.1 million, or 5.4%, over the comparable period in 1995, but as a percentage of sales decreased from 22.8% to 22.5% in the first nine months of 1996 due in part to cost reduction and containment activities and also to the spreading of the fixed components of such expenses over a higher sales volume.

Other expense decreased $6.8 million, from $29.6 million in the first nine months of 1995 to $22.8 million in the first nine months of 1996 due to reduced interest expense and amortization of financing costs in 1996 based on the New Credit Facility entered into in February 1996 containing lower interest rates and financing costs than the previous credit agreement.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $38.3 million for the nine months ended September 30, 1996, which compares to $38.7 million provided by operating activities for the comparable period in 1995. This fluctuation is primarily due to increased earnings, offset by the temporary build up of inventory to facilitate the move of the Kansas City operations, which began in May 1996 and continued through the third quarter, to other Company facilities.

Net cash used in investing activities was $42.8 million for the nine months ended September 30, 1996, compared to net cash used of $23.2 million for the nine months ended September 30, 1995. The net cash used in investing activities for the first nine months of 1996 includes construction costs of the new Huntingdon County facility, and, for the first nine months of 1995 and 1996, the remainder represents capital expenditures.

Cash used by financing activities was $15.3 million for the nine months ended September 30, 1995, compared to $2.8 million for the comparable period in 1996. The use of cash in 1995 represents debt repayments. The use of cash in 1996 represents funds used to (i) repay the Amended Credit Agreement, (ii) redeem and purchase all outstanding Preferred Stock, (iii) redeem and purchase all outstanding Debentures, (iv) pay financing costs related to the aforementioned transactions, and (v) repay debt under the New Credit Facility, offset by proceeds from the Company's New Credit Facility and initial public offering. In addition, the Company has borrowed $9.5 million in total, $5.7 million in 1996, and repaid $0.4 million in 1996, of $13.0 million committed loans related to construction of the Company's new facility in Huntingdon County, Pennsylvania.

PART II.  OTHER INFORMATION




                                     NONE

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           BERG ELECTRONICS CORP.


Dated:  October 28, 1996                   By:       /s/ JAMES N. MILLS
                                              _________________________________
                                              Name : James N. Mills
                                              Title: Chairman of the Board and
                                                     Chief Executive Officer


                                           By:       /s/ DAVID M. SINDELAR
                                              ________________________________
                                              Name : David M. Sindelar
                                              Title: Senior Vice President and
                                                     Chief Financial Officer