Form 10-K
period 1996-12-31
BERG ELECTRONICS CORP /DE/
filed 1997-02-04
CIK 904900

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                                    1-14080
                            (Commission File Number)

                             BERG ELECTRONICS CORP.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   75-2451903
                      (I.R.S. Employer Identification No.)

                             101 SOUTH HANLEY ROAD
                           ST. LOUIS, MISSOURI 63105
                                 (314) 726-1323
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                ON WHICH REGISTERED
           -------------------               ---------------------
Common Stock, $0.01 par value               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

     As of January 28, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was $273.4 million. As of January 28, 1997, the number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 19,125,238, and the number of outstanding shares of the registrant's Class A Common Stock, par value $.01 per share, was 1,384,291. No established public trading market exists for the Registrant's Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of Berg Electronics Corp.'s Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

   -----------------------------------------------------------------------------

   -----------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise requires, references to the "Company" mean Berg Electronics Corp. and its subsidiaries, including Berg Electronics Group, Inc., a Delaware corporation ("Berg"), taken as a whole.

THE COMPANY

     The Company is a leading global designer, manufacturer and marketer of electronic connectors and cable assembly products for applications primarily in the computer, telecommunications and industrial markets. Electronic connectors are electro-mechanical devices that allow an electronic signal to pass from one device to another. They are used to connect wires, cables, printed circuit boards, flat cable and other electronic components to each other and to related equipment. Connectors are found in virtually every electronic product including computers, printers, disk drives, modems, VCRs, radios, medical instruments, airplanes, appliances, cellular telephones, pagers and automobiles. The Company's connectors and cable assemblies are used to conduct signals (primarily data, video and voice) in a wide range of sophisticated electronic applications including: (i) telecommunications products such as cellular phones, pagers, and transmission and switching equipment; (ii) personal computing equipment and peripherals such as notebook and desk top computers, printers, disk drives and work stations; and (iii) large data processing equipment such as servers, supercomputers, data communications systems, mainframe computers and mini-computers.

     While the Company's worldwide operations can be grouped into several geographic segments, the Company operates in only one business segment -- electrical and electronic connection, switching and programming devices. Within this business segment, the Company primarily competes in the computer and telecommunications markets, and to a lesser extent, in the industrial and instrumentation markets. The Company believes it is the third largest electronic connector, socket and cable assembly manufacturer in the world (with a market share of approximately 3%), one of the world's top two manufacturers of connectors for the telecommunications market (with a market share of approximately 3%), and one of the world's top three connectors manufacturers for the computer market (with a market share of approximately 5%).

     The Company is a holding company that owns all of the outstanding capital stock of Berg. The Company and Berg were incorporated in Delaware in November 1992 by an investor group led by Hicks, Muse, Tate & Furst Incorporated ("Hicks, Muse") and Mills & Partners, Inc. to facilitate the acquisition of the Connector Systems Business (the "Predecessor") of the Electronics Division of E.I. du Pont de Nemours and Company ("DuPont") in February 1993 (the "DuPont Acquisition"). Since the consummation of the DuPont Acquisition, the Company has made seven strategic acquisitions. The largest of these was the acquisition in May 1994 of certain assets and related liabilities of the Connector System Business of the AT&T Microelectronics division of AT&T Corp. (now Lucent Technologies Inc.) ("Lucent") for aggregate consideration of $84.5 million (including fees and expenses) (the "Lucent Acquisition") which greatly expanded the Company's telecommunications product line. The other six acquisitions expanded the Company's offerings of cable assemblies primarily used in the computer and telecommunications market, of sockets, of radio frequency and microwave connectors and of other connector products. These six acquisitions were made for consideration aggregating approximately $71.8 million (including fees and expenses).

MARKETS SERVED BY THE COMPANY

     The Company's products are designed for use primarily in the telecommunications and computer markets, and to a lesser extent, in the industrial and instrumentation markets. The percentage of net sales derived from each of these markets in 1996 is as follows:

                                 PERCENTAGE
                                  OF 1996
            MARKET               NET SALES                       PRODUCT APPLICATIONS
            ------               ----------                      --------------------


TELECOMMUNICATIONS.............      50%       Mobile communications: Microwave equipment, cellular

                                               phones, hand-held radios, modems and pagers

                                               Transmission and switching: Telephone switching

                                               equipment

COMPUTER.......................      41        High-end data processing: Supercomputers, servers, data

                                               communications, mainframe computers, mini-computers and

                                               related peripherals such as disk drives and tape drives

                                               Personal computing: Notebook computers, desk top

                                               computers, printers, disk drives and work stations

INDUSTRIAL AND

  INSTRUMENTATION..............       5        Process control equipment, medical equipment,

                                               instrumentation and testing equipment

OTHER..........................       4        Military and aerospace equipment, specialized automotive

                                               and consumer electronics


PRODUCTS

     The electronics industry generally classifies electronic package interconnection into six levels, and products are classified in accordance with the level that they serve. The Company manufactures more than 45,000 products which are grouped into 25 product lines. The Company's products extend to each of the six levels of interconnection.

     Level 1. Level 1 refers to a direct attachment of a component part to a printed circuit board ("PCB"), which does not involve a connector. The Company assists customers in the design of unique interconnect devices called application specific modules ("ASM's") for a wide range of applications that contain active components such as microprocessor integrated circuits and passive components such as capacitors or sockets. Some passive components and all active components are acquired from vendors. In the process of manufacturing ASM's, the Company attaches the active and passive components directly to the specific-purpose PCB's, which are either produced by the Company or acquired from a vendor.

     Level 2. Level 2 connectors consist of on board connecting devices, generally known as sockets. Sockets attach to PCBs and facilitate replacement of expensive microprocessor integrated circuits on the PCB. Sockets are always utilized inside of an electronic device or "box" and are required for a wide range of applications. The Company believes that it has one of the industry's broadest offerings in pin grid array sockets which are used to connect microprocessors to the PCB. The Company also has a broad product offering of dual inline memory modules which are used to connect memory chips to the PCB.

     Level 3. Level 3 connectors are used to connect or "stack" PCBs in either parallel fashion or at 90 degree angles to one another. The typical use for Level 3 PCB connectors is inside a computer or inside a telecommunications processing device. Level 3 PCB connectors are low frequency signal conducting connectors usually associated with data transmission. Historically, the Company's principal product offering has consisted of this type of connector. The Company's broad product offering of Level 3 connectors ranges from its mature product lines, including the widely recognized Fastech(R) (3.17mm spacing between contacts), BergStik(R) (2.54mm), DUBOX(TM) (2.54mm) and 2.54mm interconnection product lines, to newer products which include H.P.C.(TM) (2.54mm), Minitek(TM) (2mm), Metral(R) (2mm), Rib-cage(TM) (1.27mm), Conan(TM)
(1mm), BergStak (0.8mm and 0.5mm) and Micropax(TM) (0.64mm). The Company's newer generation Level 3 products allow the Company to satisfy its customer demands for increasingly compact and high density products serving applications such as compact mobile communications and computing devices. The Company believes it is the world's second largest supplier of PCB connectors to the computer and telecommunications industries. The Company's marketing and research will continue to focus on improvements in density and miniaturization to meet the emerging PCB connector needs of its customers.

     Level 4. Level 4 connectors consist of devices that connect a wire or a wiring harness to a PCB, usually inside a box. The product offerings in this category include connectors that are used to terminate discrete wire, planar cable and flexible printed circuits. The Company's Level 4 product offerings include "quickie" insulation displacement connectors for terminating planar cable and Reliflex(R), Duflex(TM) and 0.5mm flat printed circuit connectors for terminating flat printed circuit cable. The Company's history of innovation in Level 4 devices includes its invention of the modular jack now used widely to connect telephone, computer and facsimile equipment.

     Level 5. Level 5 connectors consist of devices that connect cable to cable or wire to wire, and are either located inside a box or provide an output connector from the box to other equipment. Level 5 connectors are also referred to as rectangular or input/output connectors. Historically, the Company's sales in this category have been generated primarily to meet the special requests of major customers. Examples of such connectors include a flex cable assembly sold to Volkswagen for use in its automatic gear box, and a wide range of radio frequency and coaxial connectors used in the transmission of voice, video and data. The Company's research and development efforts relative to this product line have focused on the next generation of input/output connectors that require smaller and more dense connectors for a wide range of applications, such as universal serial bus ("USB"), very high density connector interface ("VHDCI"), and others such as the Company's new MetaGig product offering.

     Level 6. Level 6 connectors or cable assemblies consist of an integrated cable terminated with a connector at each end. Level 6 connectors such as the SCSI cables manufactured by the Company connect two pieces of equipment. For instance, the SCSI cable can be used to connect a printer to a personal computer.

     The Company's sales in 1996 in each category ranked in descending order by dollar amount were: Level 3 (PCB to PCB or "board to board"), Level 4 (wire to board), Level 6 (cable assemblies), Level 5 (wire to wire), Level 1 (ASM's) and Level 2 (sockets).

NEW PRODUCT DEVELOPMENT

     Approximately 35% of the Company's 1996 net sales were generated from products developed by the Company within the past five years. Developing new products requires substantial investments in research and development. The Company targets research and development expenditures specifically to broaden its product line and to expand its technical capabilities in order to meet its customers' anticipated needs. In 1994, 1995 and 1996, the Company's research and development expenditures were $34.8 million, $39.1 million and $42.3 million, respectively. Of the $116.2 million invested in research and development during the last three fiscal years, $71.7 million ($20.8 million, $24.8 million and $26.1 million in 1994, 1995 and 1996, respectively) qualifies for creation and application of new and improved products and processes as defined in SFAS No. 2, "Accounting for Research and Development Costs."

     The Company had approximately 400 full-time employees in fiscal 1996 engaged in research, development and engineering functions, primarily at its United States, European and Asian research and development centers. In addition, the Company has three application engineers located at Lucent's Bell Laboratories ("Bell Labs"). Through its access to Bell Labs, the Company is not only able to take advantage of the research capabilities of the Bell Labs facility, but is also able to provide support to and work closely with Lucent's engineers in the advancement of Lucent's telecommunications equipment.

     To fill the needs of its customers, the Company's product engineers work with certain customers' in-house technical staffs in the early stages of product development to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits the Company, through its research and development activities, to make technological advances to provide the customer with a design solution to fit such customer's needs, to gain a marketing inroad with the customer with respect to the Company's complete product line and, in some cases, to develop products that can be sold to additional customers in the future. The Company presently has significant ongoing projects with a variety of key customers in the computer and telecommunications industries.

     Examples of the Company's product and market development efforts include the Company's Metral(R) connector, originally developed in conjunction with Lucent and Ericsson Telecom AB of Sweden, which has become the industry standard for a variety of telecommunications and computer applications. Other products developed by the Company which have become industry standards include SPCI, PCMCIA, BergStik(R) and the modular jack.

SALES AND MARKETING

     The Company places a high priority on identifying and responding to its customers' requirements on a timely basis. In order to ensure that the Company is best positioned to respond to these requirements, it has developed a sales and marketing strategy that utilizes global account managers, a highly trained Company-employed direct sales force, independent electronic component distributors and independent manufacturers' representatives.

     Through its global account managers and direct sales force the Company is able to develop strong ties to leading OEMs, or Original Equipment Manufacturers, who must use connectors to complete the design and manufacture of their products. These ties enable the Company to act as a partner in the design and development of new products and applications for these customers. By becoming a partner in the design and development of new products for its leading customers, the Company believes it can enhance its relationship with these customers, achieve preferred supplier status and be better positioned to anticipate its customers' future needs. In addition, the Company is assigning industry managers to certain emerging high technology companies in order to remain at the forefront of technological development and position itself to supply the connector requirements of these companies.

     In addition to Company-employed sales staff, independent electronic component distributors and independent manufacturers' representatives, the Company utilizes a number of electronic and digital distribution techniques to ensure easy access to, and ordering of, its products by the Company's customers. Examples of this include automated access to Company product information via facsimile, electronic publication of Company product catalogues and access to Company product catalogues via the World Wide Web on the Internet. This latter utility also allows customers' engineers to electronically modify the Company's connector designs and send them via electronic mail to the Company's engineers for further development.

CUSTOMERS

     In 1996, the Company sold its connectors to over 25,000 customers throughout the world, including substantially all computer and telecommunications OEMs. As a result of the Lucent Acquisition, Lucent became the largest customer of the Company. In connection with the Lucent Acquisition, the Company entered into a five-year supply agreement with Lucent pursuant to which the Company will supply on an exclusive basis all of the requirements for connectors and related products for the business units and facilities of Lucent that were previously supplied by the AT&T Connector Business, representing substantially all of Lucent's North American switching and transmission business. In 1996, sales to Lucent accounted for approximately 18% of the Company's total sales. Consequently, developments adverse to Lucent, or its products, or decreased levels of purchases by Lucent, could have a material adverse effect on the Company's results of operations. Additional major customers of the Company include, among others, IBM, Hewlett Packard, Seagate, Motorola, Northern Telecom, Compaq, Siemans GPT, Alcatel, Quantum/MKE, Philips, Solectron and Ericsson.

     There has been a trend on the part of OEM customers to reduce the number of qualified suppliers to those companies that have a global presence, can meet ever-increasing demand for quality and delivery standards, offer a broad product portfolio, provide design capability, and have competitive prices. The Company has focused its global resources on adapting to this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide the broadest selection of connectors in the product areas in which it competes. The Company has achieved a preferred supplier designation from several of its most important OEM customers in its chosen markets.

INTERNATIONAL OPERATIONS

     Approximately 46% of the Company's 1996 sales originated outside of North America, split approximately evenly between the Asia Pacific region and Europe. In Asia, the Company has manufacturing, engineering and sales facilities in Japan, Korea, Taiwan, the People's Republic of China and Singapore, a sales office in Hong Kong, and a 40%-owned manufacturing and sales joint venture in India. In Europe, the Company has manufacturing and engineering facilities in France, The Netherlands, Ireland and Sweden, with sales offices in most major European countries. The Company believes that its global presence is important as it allows the Company to provide consistent, quality products on a timely basis to its multinational customers' locations worldwide. See Note 14 of the Company's consolidated financial statements for geographic segment information.

     The Company is subject to risks generally associated with international operations, including price and exchange controls, limitations on foreign ownership and other restrictive actions. In addition, fluctuations in currency exchange rates may affect the Company's results of operations.

RAW MATERIALS

     The Company purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and palladium used in plating, copper alloys and brass used for contacts, and plastic resins used in molding connector bodies and inserts. All raw materials are readily available throughout the world and are purchased locally from a variety of suppliers. The Company is not dependent upon any one source for raw materials.

     Generally, the prices at which the Company purchases precious metals are based upon market prices of such metals at the time of purchase. Precious metals have historically been subject to price fluctuations. From time to time, the Company engages in short-term hedging activities to reduce its exposure to precious metals price fluctuations. Historically, such hedging operations have not been material, and gain and losses from such operations have not been significant. There can be no assurance that such hedging operations will eliminate or substantially reduce such risk. In most cases, the Company is able to pass on to its customers significant price fluctuations in the market prices of precious metals. For the years ended December 31, 1994, 1995 and 1996 the cost of gold and other precious metals accounted for approximately 9%, 7% and 7%, respectively, of the Company's cost of goods sold.

MANUFACTURING

     The Company employs advanced manufacturing processes in order to manufacture quality products for customers throughout the world. The Company's historical emphasis on product development has been carried over to process technology and has resulted in the development of production facilities equipped with state-of-the-art manufacturing equipment including: high speed, selective reel-to-reel precious metal plating equipment, with advanced on-line process controls; proprietary high speed, flexible product assembly equipment; metal stamping equipment; and plastic molding machines. In addition, the Company's manufacturing operations are vertically integrated from the initial connector design stage through manufacturing. Management believes that the vertical integration allows the Company to reduce time to market and be more responsive to customer needs.

     The Company is committed to the highest quality standards for its products, a standard maintained in part by continuous improvements to its production processes and upgrades to its manufacturing equipment. The Company was the first connector company to have its manufacturing and engineering sites certified by the International Standards Organization ("ISO") according to its 9000 series of quality standards. ISO 9000 series certification constitutes an independent certification that the Company has systems in place to ensure that products delivered by the Company will consistently meet customer quality requirements. While all of the Company's new facilities are in the process of becoming ISO 9000 certified, all of the Company's other significant manufacturing and engineering sites are ISO 9000 certified.

PATENTS AND TRADEMARKS

     The Company has more than 1,600 patents and pending patent applications and 200 trademarks worldwide. While the Company considers its patents to be valuable assets, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or group of related patents. However, in some instances, patents and patent protection may serve as a barrier to entry in certain product lines. The Company's policy is to obtain patents on its significant new products and enforce its patent rights.

COMPETITION

     The electronic connector industry is highly fragmented, with over 1,500 connector manufacturers competing worldwide. As a result, the Company generally competes with different suppliers in each of the various categories of the overall market in which the Company operates. The Company is generally among the market share leaders within its targeted markets, where it competes primarily on the basis of quality, reliability, reputation, design capability, customer service, delivery time and price.

BACKLOG

     The Company estimates that its backlog of unfilled orders on December 31, 1996, and December 31, 1995, was approximately $105.1 million and $115.3 million, respectively. The decrease in backlog in 1996 from 1995 is primarily a result of currency declines causing backlog in U.S. dollars to be lower in 1996 than 1995 and customers moving to demand/pull and consignment order patterns reducing open orders at any one point in time. Unfilled orders may be cancelled prior to published lead times; however, such cancellations historically have not been material. Substantially all the backlog as of December 31, 1996 is expected to be filled by June 30, 1997. The backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 6,000 employees worldwide, including approximately 1,100 temporary employees. Of these employees, approximately 4,900 were engaged in manufacturing, 400 were engaged in research and development and 700 were engaged in sales, marketing and administrative functions. Most of the Company's employees located in the United States are not represented by labor unions, while most of the Company's employees engaged in manufacturing in Europe and Asia belong to work councils or unions. The Company believes that it has a good relationship with its employees, and has never experienced a work stoppage.

RECENT DEVELOPMENTS

     Initial Public Offering

     On March 6, 1996, the Company consummated its initial public offering of 7,475,000 shares of the Company's common stock, par value $0.01 per share ("Common Stock"). The Company received net proceeds of approximately $147.0 million from the offering (net of underwriting commissions and discounts). On February 29, 1996, the Company effected a 1-for-4.11 reverse stock split such that every 4.11 outstanding shares of the Common Stock and 4.11 outstanding shares of the Company's Class A Common Stock, par value $0.01 per share ("Class A Common Stock"), were combined into one share of Common Stock and one share of Class A Common Stock, respectively. No fractional shares of Common Stock or Class A Common Stock were issued in connection with the reverse stock split; fractional share interests resulting from the reverse stock split were cancelled.

     New Credit Facility

     On February 29, 1996, the Company entered into a new credit facility (the "New Credit Facility") that, among other things, refinanced the Company's existing credit agreement. The New Credit Facility consists of a $350.0 million term loan and a $100.0 million revolving credit loan. The refinancing of the existing credit agreement resulted in the write off of $12.8 million of deferred financing costs in the year ended December 31, 1996. This write off, net of income tax, is classified with other extraordinary items on the consolidated statement of operations appearing in Item 8 hereof.

     The Series B Redemption and the Series E Redemption and Tender Offer

     On March 18, 1996, the Company redeemed 50% of the outstanding shares of the Company's Series E Preferred Stock, par value $0.01 per share (the "Series E Preferred"), including accrued and unpaid dividends and a redemption premium thereon for approximately $44.3 million (the "Series E Preferred Redemption"). On March 19, 1996, the Company purchased all of the outstanding shares of Series E Preferred not purchased by the Company pursuant to the Series E Preferred Redemption for approximately $47.8 million. Also on March 19, 1996, the Company redeemed all of the outstanding shares of the Company's Series B Preferred Stock, par value $.01 per share (the "Series B Preferred"), including accrued and unpaid dividends thereon, for approximately $50.9 million. The excess, $21.9 million, of the fair value of the consideration transferred to the holders of the Series E Preferred and Series B Preferred over the carrying amount of the Series E Preferred and Series B Preferred is reflected as a reduction from net income for the year ended December 31, 1996 to determine net loss applicable to common shares in the consolidated statement of operations appearing in Item 8 hereof.

     The Debenture Redemption and Tender

     On April 8, 1996, Berg redeemed $30.0 million aggregate principal amount of its 11 3/8% Guaranteed Senior Subordinated Debentures due 2003 (the "Debentures") in accordance with the terms of the Indenture, dated as of October 29, 1993, among Berg, the Company and Harris Trust and Savings Bank, as trustee, as amended (the "Indenture"), for $34.5 million, plus accrued and unpaid interest to the redemption date and a redemption premium thereon (the "Debenture Redemption"). On April 9, 1996, Berg purchased all of the outstanding Debentures not redeemed by Berg pursuant to the Debenture Redemption for approximately $82.6 million. The redemption and purchase of the Debentures resulted in a write off of $4.9 million of deferred financing costs in the year ended December 31, 1996. This write off, net of income tax, is classified with other extraordinary items in the consolidated statement of operations appearing in Item 8 hereof. Additionally, the redemption and purchase premium and the related fees and expenses of the Debenture Redemption and purchase, totaling $13.5 million, is classified with other extraordinary items, net of tax, in the consolidated statement of operations appearing in Item 8 hereof.

ITEM 2. PLANTS AND PRINCIPAL PROPERTIES

     In addition to its principal executive offices in St. Louis, Missouri, the Company operates 24 principal manufacturing and research facilities and other principal properties located in 13 different countries. The Company considers its plants and equipment to be modern and well-maintained. Production facilities for certain of the Company's products are operating at or near capacity.

                                          SIZE
                                         (SQUARE          TYPE OF
              LOCATION                    FEET)           INTEREST                      DESCRIPTION OF USE
              --------                   -------          --------                      ------------------
NORTH AMERICA
Huntingdon County, PA                    200,000          Leased         Precious metal plating, metal stamping, plastic
                                                                         injection molding and connector assembly
Emigsville, PA                           190,000          Owned          Global supplier of plated wire, strip and
                                                                         terminals for other Company facilities;
                                                                         manufacturing operations include stamping,
                                                                         assembly and precious metal plating
Clearfield, PA                           146,000          Owned          Metal stamping, plastic injection molding and
                                                                         assembly operations
Valley Green, PA                         112,000          Owned          U.S. engineering headquarters and certain
                                                                         administrative functions
Juarez, Mexico                           100,000          Leased         Manufacture of high-labor-content connectors and
                                                                         cable assemblies for North America and Europe
Hazelton, PA                              65,000          Leased         Design and manufacture of cable assemblies
Gardena, CA                               56,000          Leased         Design and manufacture of cable assemblies
Fremont, CA                               50,000          Leased         Design and manufacture of sockets and related
                                                                         interconnections; manufacturing operations
                                                                         include injection molding, connector assembly,
                                                                         mold making and assembly
Franklin, IN                              46,000          Leased         Design and manufacture of radio frequency and
                                                                         microwave connectors, related components and
                                                                         cable assemblies; administrative and marketing
                                                                         support center.
New Brunswick, NJ                         12,000          Leased         Manufacture of customer and standard application
                                                                         integrated circuit socket devices
Ridgefield, CT                            10,000          Leased         Administrative, sales and marketing headquarters
                                                                         for cable assemblies
EUROPE
Besancon, France                         165,000          Owned          Metal stamping, plastic injection molding,
                                                                         component assembly and precious metal plating;
                                                                         precious metal plated strip and terminals are
                                                                         supplied to other global manufacturing sites
's-Hertogenbosch, The Netherlands        120,000          Owned          European sales, marketing and engineering
                                                                         headquarters; metal stamping, plastic injection
                                                                         molding and assembly of connectors, components
                                                                         and cable assemblies
Katrineholm, Sweden                       97,000          Leased         Metal stamping, plastic injection molding and
                                                                         assembly of connectors
Fermoy, Ireland                           42,500          Leased         Plastic injection molding and assembly of
                                                                         connectors and components
London, England                            9,600          Leased         Regional headquarters and administrative offices

                                          SIZE
                                         (SQUARE          TYPE OF
              LOCATION                    FEET)           INTEREST                      DESCRIPTION OF USE
              --------                   -------          --------                      ------------------
ASIA
Chungli, Taiwan                          125,000          Owned          Metal stamping, automatic injection and insert
                                                                         molding and component and cable assembly;
                                                                         approximately 65,000 sq. ft. of this facility is
                                                                         leased to DuPont
Nantong, The People's Republic of
  China                                   47,000          Leased         Component and cable assembly operations
Jurong, Singapore                         46,000          Leased         Metal stamping, automatic injection and insert
                                                                         molding and component and cable assembly
Iwaki City, Japan                         39,000          Leased         Metal stamping, injection molding and production
                                                                         of electronic connectors, fiber optic connectors
                                                                         and cable assemblies
Ichon, Korea                              32,000          Owned          Metal stamping, injection and insert molding,
                                                                         component and cable assembly
Tokyo, Japan                              16,000          Leased         Design center for Asia Pacific and
                                                                         administrative, sales and marketing headquarters
                                                                         for Japan
Ngee Ann City Building, Singapore         15,550          Leased         Regional headquarters; sales and administrative
                                                                         offices
Maduri, India                             11,000         Owned By        40% owned joint venture; metal stamping,
                                                      Joint Venture      molding and assembly

     In addition to the facilities listed above, the Company maintains 25 sales and marketing facilities, all of which are leased, including four located in the United States, three in India, two each in Japan and the People's Republic of China and one each in Canada, Germany, Italy, Sweden, Finland, France, Netherlands, Spain, Switzerland, the United Kingdom, Singapore, Hong Kong, Taiwan and Korea.

ITEM 3. LEGAL PROCEEDINGS

     The operations of the Company have from time to time been involved in claims and litigation. The nature of the Company's business is such that it is anticipated that the Company will continue to be involved from time to time in claims and litigation considered to be in the ordinary course of its business. Based on experience with similar claims and litigation, the Company does not anticipate that these matters will have a material adverse effect on the Company.

     The Company from time to time receives notifications alleging infringements of patents generally held by other connector manufacturers. Disputes over patent infringement are common in the connector industry and typically begin with notices of the type described above. Although the ultimate resolution of the legal action and infringement notices described above cannot be predicted, the Company believes that such resolution, including any ultimate liability, will not have a material adverse effect on the Company.

     Certain operations of the Company are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that the costs of compliance with such laws and regulations will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Effective March 1, 1996, the Company's Common Stock began trading on the New York Stock Exchange under the trading symbol "BEI." There is no established public trading market for the Class A Common Stock.

     The following table sets forth the high and low closing sales prices per share for the Company's Common Stock for the periods indicated.

                                                              MARKET PRICE
                                                              -------------
                           PERIOD                             HIGH      LOW
                           ------                             ----      ---
March 1-March 31, 1996......................................  26        22 3/8
Second Quarter..............................................  28 5/8    22 3/8
Third Quarter...............................................  28        20 1/4
Fourth Quarter..............................................  32 1/2    25 1/8

     The Company has not paid any dividends on any class of its common stock since its incorporation in November 1992 and no dividend payments are anticipated in 1997. The Company is restricted by certain agreements related to the New Credit Facility from paying dividends on shares of any class of its common stock, except under certain limited circumstances. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     On December 31, 1996, the approximate number of record holders of each class of the Company's common stock was as follows:

Common Stock...........................................  167
Class A Common Stock...................................   10

ITEM 6. SELECTED FINANCIAL DATA

     The following tables present selected historical financial data of the Company and the Predecessor for the periods indicated. The historical financial data for the four years ended December 31, 1996, have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP. The historical financial data of the Predecessor for the year ended December 31, 1992, represent the assets and results of operations acquired by the Company in the DuPont Acquisition and have been derived from the audited combined financial statements of the Predecessor. Because of purchase accounting adjustments, the indebtedness incurred in connection with the DuPont Acquisition, the cost savings from the elimination of DuPont's overhead, and subsequent additional acquisitions by the Company, the Company believes that the information with respect to the Predecessor is generally not comparable to that of the Company.

                                  THE COMPANY

                                                                    YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                       1993(6)         1994          1995          1996
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
RESULTS OF OPERATIONS:
Net sales...........................................  $  318,424    $  526,250    $  667,249    $  704,669
Cost of goods sold..................................     195,319       343,858       442,276       455,869
Selling, general and administrative expenses........      83,947       128,865       154,756       157,682
Amortization of intangible assets...................       5,945         9,603        11,182        12,011
Net periodic postretirement benefits................       2,200         2,640         2,271         1,272
                                                      ----------    ----------    ----------    ----------
Operating income....................................      31,013        41,284        56,764        77,835
Other income (expense):
  Interest expense..................................     (18,948)      (29,186)      (34,609)      (28,350)
  Amortization of deferred financing costs..........      (4,059)       (5,859)       (6,286)       (3,388)
  Other, net........................................        (597)         (346)         (738)        1,239
                                                      ----------    ----------    ----------    ----------
Income before income taxes and extraordinary
  items.............................................       7,409         5,893        15,131        47,336
Income tax provision................................       3,680         2,871         5,802        18,391
                                                      ----------    ----------    ----------    ----------
Income before extraordinary items...................       3,729         3,022         9,329        28,945
Extraordinary items(1)..............................      (1,900)           --            --       (18,664)
                                                      ----------    ----------    ----------    ----------
Net income..........................................       1,829         3,022         9,329        10,281
Preferred stock:
  Accretion and dividends(2)........................      (8,837)      (13,287)      (14,741)       (5,469)
  Excess of fair value over book value of redemption
    and purchase(3).................................          --            --            --       (21,866)
                                                      ----------    ----------    ----------    ----------
Net loss applicable to common shares................  $   (7,008)   $  (10,265)   $   (5,412)   $  (17,054)
                                                      ==========    ==========    ==========    ==========
Net loss per common share(4)........................  $    (0.67)   $    (0.79)   $    (0.42)   $    (0.89)
Average common shares outstanding(4)................  10,487,674    12,997,626    12,989,324    19,245,738
OTHER DATA:
EBITDA (excluding PBC)(5)...........................  $   55,589    $   86,055    $  112,978    $  135,355
Net cash from operating activities..................      57,627        50,933        67,763        69,211
Net cash from investing activities..................    (407,858)     (142,154)      (56,421)      (79,400)
Net cash from financing activities..................     357,282        96,542        (4,478)         (226)
Depreciation........................................      16,431        32,528        42,761        44,237
Amortization of intangible assets...................       5,945         9,603        11,182        12,011
BALANCE SHEET DATA:
Working capital.....................................  $   37,649    $   51,807    $   43,802    $   41,160
Total assets........................................     462,918       621,836       668,340       682,007
Long-term obligations (including current
  maturities).......................................     246,238       342,679       338,171       358,558
Series B Preferred (liquidation preference).........      41,616        45,947        49,735            --
Series E Preferred (liquidation preference).........      56,970        67,233        76,686            --
Total stockholders' equity..........................     106,890       129,459       144,340       138,892

                                                        (footnotes on next page)

---------------

(1) Extraordinary item in 1993 represents a $1,900 loss on early extinguishment of debt (net of income tax of $1,100). In 1996, extraordinary item represents an $18,664 loss on early extinguishment of debt (net of income tax of $12,443).

(2) Consists of dividends on the Series B Preferred and the Series E Preferred, plus accretion of original issue discount on Series B Preferred. Dividends accrued on the Series B Preferred at the rate of 8.0% per annum per share and were paid in additional shares quarterly. Through the February 1996 dividend payment date, the Company had issued additional shares of Series B Preferred in payment of each such quarterly dividend and paid cash amounts in lieu of issuing fractional shares. Annual accretion of original issue discount on the Series B Preferred was $1,500. Dividends accrued on the Series E Preferred at the rate of 13.375% per annum per share and were paid in additional shares quarterly. Through the February 1996 dividend payment date, the Company had issued additional shares of Series E Preferred in payment of each such quarterly dividend and paid cash amounts in lieu of issuing fractional shares. As part of the recapitalization (described in Recent Developments) all shares of Series B Preferred and Series E Preferred were redeemed.

(3) Excess of fair value over book value of redemption and purchase of $21,866 represents consideration transferred to the holders of the Series B Preferred and Series E Preferred in excess of the carrying amount of the Series B Preferred and Series E Preferred and is a reduction from net income to determine net loss applicable to common shares.

(4) Per share data is determined by dividing the weighted average number of shares of Common Stock outstanding during the period into net loss applicable to common shares.

(5) Earnings before interest, taxes, depreciation and amortization ("EBITDA") includes operating income adjusted to exclude depreciation, amortization of intangible assets and noncash net periodic postretirement benefits charges ("PBC"). The Company believes that EBITDA (excluding PBC) provides additional information for determining its ability to meet future debt service requirements. However, EBITDA (excluding PBC) is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

(6) The historical data for 1993 includes the results of operations of the Company from March 1, 1993, through December 31, 1993. The Company had no operations prior to the DuPont Acquisition consummated on March 1, 1993. Net sales and cost of inventory sold of the Predecessor for the period January 1, 1993, through February 26, 1993, were $59,600 and $39,600, respectively.

                                THE PREDECESSOR

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                                  1992
                                                                  (IN
                                                               THOUSANDS)
RESULTS OF OPERATIONS:
Net sales...................................................    $399,801
Other income................................................       1,323
                                                                --------
          Total revenues....................................     401,124
Cost of goods sold..........................................     283,329
Selling, general and administrative expenses................      99,721
Research and development expenses...........................      18,148
Taxes, other than on income.................................       9,068
Exchange losses.............................................         552
                                                                --------
Operating loss..............................................      (9,694)
Interest expense(1).........................................       7,506
                                                                --------
Loss before income taxes....................................     (17,200)
Provision for income taxes(2)...............................       7,042
                                                                --------
Net loss....................................................    $(24,242)
                                                                ========
OTHER DATA:
EBITDA(3)...................................................    $ 17,735
Depreciation................................................      27,800
Amortization of intangible assets...........................         400

---------------

(1) Interest expense in the historical financial information was determined by DuPont based on consolidated indebtedness and allocated to the Predecessor on the basis of the Predecessor's proportionate share of the identifiable operating assets of DuPont. It is not necessarily indicative of the interest expense that would have been incurred if the Predecessor had been operated as a separate entity.

(2) Provision for income taxes in the historical financial statements assumes that the Company is a separate taxpayer and reflects the tax strategies and elections employed by DuPont.

(3) EBITDA includes operating income (loss) adjusted to exclude other income, depreciation, amortization of intangible assets, business restructuring charges and exchange losses (gains). The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited financial statements and the notes thereto included in Item 8 hereof.

OVERVIEW

     The Company's net sales increases since 1993 have principally reflected increased unit volumes. As new products gain market acceptance and their unit volumes increase, these products have tended to experience downward price pressure. The gross margin effect of this pressure has been historically mitigated or eliminated by increased manufacturing efficiencies and economies of scale associated with higher volume production of such products. In addition, the pricing pressure experienced by the Company with respect to its mature products has also been mitigated by the Company's frequent introduction of higher margin new products. Subsequent to the DuPont Acquisition, the Company has completed seven strategic acquisitions that have broadened its product offerings and enabled the Company to penetrate new markets.

     Since the DuPont Acquisition, the Company has devoted a significant portion of its operating income to debt service. The Company's net income applicable to common shares has also been reduced as a result of significant noncash preferred stock dividend payment requirements. As a result of the redemption of the Debentures, Series B Preferred and Series E Preferred, the debt service requirements relating to the Debentures and the dividend requirements relating to the Series B Preferred and Series E Preferred have been eliminated. Nevertheless, debt service expense will remain significant.

     The Company manufactures connectors in various regions of the world and exports and imports these products to and from a large number of countries. Sales and expenses are frequently denominated in local currencies. The Company's net sales and net income may be affected as currency fluctuations affect the Company's product prices and cost structure. The Company, from time to time, engages in hedging operations, such as forward exchange contracts, to reduce its exposure to foreign currency fluctuations. Such hedging operations historically have not been material, and gains and losses from such operations have not been significant. There can be no assurance that such hedging operations will eliminate or substantially reduce such risk.

     Demand for the Company's products has increased significantly since the DuPont Acquisition in 1993, and production facilities for certain of the Company's products are operating at or near capacity. A significant portion of the Company's planned capital expenditures in 1997 is directed toward expansion of production capacity to meet increased demand.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales for the year ended December 31, 1996 were $704.7 million, representing a $37.4 million, or 5.6%, increase over the year ended December 31, 1995. In general, the Company's growth in net sales during the year was attributable to growth in unit volume partially offset by a decline in the average prices of the Company's products.

     North American sales were $382.0 million for the year ended December 31, 1996, representing a $42.7 million, or 12.6%, increase versus North American sales for the year ended December 31, 1995. This increase was due primarily to a $27.2 million, or 26.6%, increase in telecommunications products sales resulting from stronger demand than in the prior year for backplanes used in switching and transmission equipment, which translated into strong demand for the Berg connectors used in these applications.

     Sales in Europe were $155.1 million for the year ended December 31, 1996, representing a $4.4 million, or 2.8%, decrease from European sales for the year ended December 31, 1995. This decrease was due primarily to the strengthening of the U.S. dollar against certain European currencies. Sales in Asia Pacific totalled $167.6 million for the year ended December 31, 1996, representing a $0.9 million, or 0.5%, decrease from the year ended December 31, 1995. The decrease in the Asia Pacific region was primarily due to the effects of the weak Japanese yen versus the U.S. dollar, offset by increased demand in the Company's major end-user markets (computers and telecommunications). Changing currencies adversely impacted sales recorded in Europe and Asia, reducing sales by approximately 4.0% on a combined basis, for the year ended December 31, 1996 compared to the year ended December 31, 1995.

     Due primarily to increased sales volume, cost of goods sold for the year ended December 31, 1996 increased by $13.6 million, or 3.1%, over cost of goods sold for the year ended December 31, 1995. As a result of cost containment and reduction activities, cost of goods sold as a percentage of sales improved from 66.3% for the year December 31, 1995 to its current level of 64.7% for the year December 31, 1996.

     Selling, general and administrative expenses for the year ended December 31, 1996 increased by $2.9 million, or 1.9%, over selling, general and administrative expenses for the year ended December 31, 1995 due primarily to sales volume. However, these expenses as a percentage of sales decreased from 23.2% for the year ended December 31, 1995 to 22.4% for the year ended December 31, 1996 due in part to cost reduction and containment activities and also to the spreading of the fixed components of such expenses over a higher sales volume.

     Other expense decreased $11.1 million, to $30.5 million for the year ended December 31, 1996 from $41.6 million for the year ended December 31, 1995 due to reduced interest expense and amortization of financing costs in 1996 as a result of the redemption of the Debentures and as a result of the New Credit Facility. The New Credit Facility, entered into in February 1996, has lower interest rates and financing costs than the previous credit agreement and the Debentures.

YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net sales for the year ended December 31, 1995, were $667.2 million, representing a $140.9 million, or 26.8%, increase over the year ended December 31, 1994. In general, the Company's growth in net sales during such period was attributable to growth in unit volume partially offset by a decline in the average prices of the Company's products.

     Sales in the North American region were $339.2 million in the year ended December 31, 1995, representing a $72.7 million, or 27.3%, increase versus the comparable period in 1994. Of this increase, approximately $27.1 million was attributable to an 18.6% growth rate recorded by the Company's existing North American business (excluding sales attributable to businesses acquired by the Company subsequent to the DuPont Acquisition). This growth was attributable to strong demand for connector products in the Company's major end-user markets (computers and telecommunications) and increased sales to distributors as a result of the Company's enhanced path-to-market strategy. The balance of the increase in North American sales, approximately $45.6 million, was primarily due to the full period inclusion of the financial results of the Lucent Acquisition and three other smaller businesses in the year ended 1995 versus the partial inclusion of such results (due to the timing of the aforementioned acquisitions) in the comparable period in 1994, partially offset by a $3.4 million decline in cable assembly sales experienced as a result of a production decline during the combination of two cable assembly manufacturing facilities into one.

     European sales were $159.5 million for the year ended December 31, 1995, representing a $27.5 million, or 20.8%, increase versus the year ended December 31, 1994. This increase was due primarily to further market penetration by the Company's products of the telecommunications market (including mobile communications), improved sales to distributors and the favorable impact of the strengthening European currencies versus the U.S. dollar. The currency fluctuation accounted for $12.2 million of the $27.5 million increase in sales. Sales in the Asia Pacific region totaled $168.5 million for the year ended December 31, 1995, representing a $40.7 million, or 31.8% increase over the year ended December 31, 1994. Of this increase, approximately $35.5 million was attributable to increased sales of certain of the Company's new products for the personal computer and telecommunications markets and the addition of a direct sales force in Japan to complement the Company's distributor in that market. The balance of the increase in Asia Pacific sales, approximately $5.2 million, was due to the favorable impact of the appreciation of certain Asian currencies versus the U.S. dollar.

     Cost of goods sold as a percent of sales increased from 65.3% in the year ended December 31, 1994, to 66.3% in the year ended December 31, 1995. 1995 includes the full impact of inclusion of the cable assembly and socket businesses, most of which were acquired during 1994, which generally have lower gross margins. In addition, the gross margins on cable assembly products were eroded by lower absorption of manufacturing costs during the second, third and fourth quarters as a result of a decline in production during the combination of cable assembly manufacturing facilities in addition to increased costs incurred during the combination. In addition, the Company experienced significant price pressure in the Asia Pacific region in the second half of 1994, and, although prices have stabilized, the lower price level carried into the first half of 1995.

     Selling, general and administrative expenses were $154.8 million in the year ended December 31, 1995, representing a $25.9 million, or 20.1%, increase versus the comparable 1994 period. This increase was due to (i) the full inclusion of the financial results of the AT&T Connector Business and the other businesses acquired in 1994 in the year ended December 31, 1995, versus the partial inclusion of such results in the year ended December 31, 1994; (ii) the costs of combining cable assembly manufacturing facilities; (iii) legal and settlement costs arising from certain patent litigation; and (iv) the weakening of the U.S. dollar versus certain European and Asian currencies. However, as a percent of sales, selling, general and administrative expenses decreased from 24.5% of sales in the year ended December 31, 1994 to 23.2% in the year ended December 31, 1995, due to the spreading of the fixed component of such expenses over a significantly higher sales volume.

     Other expense grew $6.2 million, from $35.4 million for the year ended December 31, 1994, to $41.6 million for the year ended December 31, 1995, primarily because of increased interest expense associated with the financing of the Lucent Acquisition. This increase was partially offset by foreign currency translation gains associated with the weaker U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $69.2 million for the year ended December 31, 1996, which compared to $67.8 million provided by operating activities for the comparable period in 1995. Net cash used in investing activities was $79.4 million for the year ended December 31, 1996, compared to net cash used of $56.4 million for the year ended December 31, 1995. The net cash used in investing activities for the year ended December 31, 1996, consisted of $61.6 million for capital expenditures and $17.8 million for one acquisition, while the net cash used in investing activities during the year ended December 31, 1995 represented capital expenditures of $45.0 million and one acquisition of $11.4 million. Cash used in financing activities was $0.2 million for the year ended December 31, 1996, compared to $4.5 million used in financing activities for the comparable period in 1995. The use of cash in financing activities in 1996 represented debt repayments, net of borrowings and the effects of the initial public offering, the redemption of the Debentures, the Series B Preferred and Series E Preferred. The use of cash in financing activities in 1995 represented debt repayments, net of borrowings.

     Net cash provided by operating activities was $67.8 million for the year ended December 31, 1995, which compared to $50.9 million provided by operating activities for the comparable period in 1994. Net cash used in investing activities was $56.4 million for the year ended December 31, 1995, compared to net cash used of $142.2 million for the year ended December 31, 1994. The net cash used in investing activities for the year ended December 31, 1995, represented capital expenditures of $45.0 million and one acquisition of $11.4 million, while the net cash used in investing activities during the year ended December 31, 1994, consisted of $84.5 million for the Lucent Acquisition; $28.6 million for three other acquisitions; and $29.0 million for capital expenditures. Cash used in financing activities was $4.5 million for the year ended December 31, 1995, compared to $96.5 million provided by financing activities for the comparable period in 1994. The use of cash in financing activities in 1995 represented debt repayments, net of borrowings incurred to fund the one acquisition consummated in 1995. The source of cash from financing activities in 1994 represented borrowings, net of debt repayments, needed to fund the Lucent Acquisition and the other three acquisitions consummated in 1994.

     The Company's EBITDA (excluding PBC) was $135.4 million, $113.0 million and $86.1 million in 1996, 1995 and 1994, respectively. EBITDA (excluding PBC) is not a defined term under GAAP and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA (excluding PBC) provides additional information for determining its ability to meet future debt service requirements; however, EBITDA (excluding PBC) does not reflect cash available to fund cash requirements. EBITDA (excluding PBC) is also one of the financial measures in the covenants contained in the New Credit Facility.

     The Company anticipates that cash flow from operations and additional funds available under the New Revolving Credit Facility will be sufficient to meet its foreseeable requirements for working capital, capital expenditures and other cash requirements.

     The Company anticipates that its primary uses of cash in 1997 will be (i) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and in connection with product development and (ii) to pay interest on, and to repay principal of, indebtedness under the New Credit Facility. The Company anticipates spending approximately $60.0 million in 1997 for capital expenditures, principally related to capacity expansion, new product development and productivity improvement projects. The Company anticipates that for the foreseeable future its capital spending will be at levels commensurate with its anticipated spending in 1997. The New Credit Facility contains annual limits on the Company's capital expenditures. The Company believes that such limits are sufficient to allow the Company to undertake all anticipated capital projects. The Company will be obligated to make principal and interest payments of approximately $32.5 million under the New Credit Facility in 1997. The Company anticipates that the foregoing principal and interest payments will be made from cash flow from the Company's operations.

     The Company's obligations under the New Credit Facility bear interest at floating rates. The New Credit Facility requires the Company to enter into additional interest rate hedging arrangements to hedge against interest rate fluctuations. The Company has entered into an agreement which provides a ceiling on the LIBOR Rate (as defined in the New Credit Facility) on $137.0 million of indebtedness until June 30, 1998. The cost of the hedge agreements is amortized over their terms. See Note 7 to the consolidated financial statements in Item 8 for further information.

     The New Credit Facility restricts the Company from, among other things: (i) incurring additional indebtedness (other than certain permitted indebtedness);
(ii) creating liens; (iii) guaranteeing indebtedness; (iv) merging or selling substantially all of its assets; (v) declaring and paying certain dividends;
(vi) making certain investments and loans; and (vii) entering into certain transactions with affiliates, in each case with certain exceptions customary for credit facilities such as the New Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 123 in 1996. See Note 8 to the consolidated financial statements in Item 8 for further information.

ITEM 8. FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Berg Electronics Corp.
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................  20
  Consolidated Balance Sheets as of December 31, 1995 and
     1996...................................................  21
  Consolidated Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996.......................  22
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1994, 1995 and 1996...........  23
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996.......................  24
  Notes to Consolidated Financial Statements................  25
  Schedule I -- Condensed Financial Information (Parent
     Company Only)..........................................  37
  Schedule II -- Valuation and Qualifying Accounts..........  41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Berg Electronics Corp.:

     We have audited the accompanying consolidated balance sheets of Berg Electronics Corp. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berg Electronics Corp. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

St. Louis, Missouri,
January 29, 1997

                             BERG ELECTRONICS CORP.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                           AS OF DECEMBER 31,
                                           -------------------
                                             1995       1996
                                           --------   --------
Current assets:
  Cash and cash equivalents.............   $ 19,601   $  8,999
  Accounts receivable, less allowance of
     $3,043 and $3,703, respectively....    117,665    104,134
  Inventories...........................     78,242     91,823
  Prepaid expenses and other............     10,697     13,935
                                           --------   --------
          Total current assets..........    226,205    218,891
                                           --------   --------
Property, plant and equipment...........    230,753    259,905
Deferred financing costs................     22,645     14,896
Intangible assets.......................    183,282    174,860
Other assets............................      5,455     13,455
                                           --------   --------
          Total assets..................   $668,340   $682,007
                                           ========   ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     obligations........................   $ 32,798   $ 33,912
  Accounts payable......................     73,299     60,822
  Accrued payroll and payroll taxes.....     25,105     23,497
  Accrued and other liabilities.........     41,988     47,168
  Accrued interest......................      2,521      3,746
  Income taxes payable..................      6,692      8,586
                                           --------   --------
          Total current liabilities.....    182,403    177,731
                                           --------   --------
Long-term obligations, less current
  maturities............................    305,373    324,646
Other liabilities.......................     36,224     40,738
Stockholders' equity:
  Series B preferred stock, $.01 par
     value, $25 liquidation value,
     1,989,400 and 0 shares,
     respectively, issued and
     outstanding........................         20         --
  Series E preferred stock, $.01 par
     value, $25 liquidation value,
     3,067,454 and 0 shares,
     respectively, issued and
     outstanding........................         31         --
  Common stock, par value $.01 per
     share, 11,575,280 and 19,125,238
     shares, respectively, issued and
     outstanding........................        116        191
  Class A common stock, par value $.01
     per share, 1,420,791 and 1,384,291
     shares, respectively, issued and
     outstanding........................         14         14
Paid in capital.........................    116,705    116,299
Retained earnings.......................      9,930     19,836
Cumulative translation adjustments......     17,524      2,552
                                           --------   --------
          Total stockholders' equity....    144,340    138,892
                                           --------   --------
          Total liabilities and
           stockholders' equity.........   $668,340   $682,007
                                           ========   ========

        See accompanying notes to the consolidated financial statements.

                             BERG ELECTRONICS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                          ---------------------------------------
                                             1994          1995          1996
                                          -----------   -----------   -----------
Net sales...............................  $   526,250   $   667,249   $   704,669
Operating expenses:
  Cost of goods sold....................      343,858       442,276       455,869
  Selling, general and administrative...      128,865       154,756       157,682
  Amortization of intangible assets.....        9,603        11,182        12,011
  Net periodic postretirement
     benefits...........................        2,640         2,271         1,272
                                          -----------   -----------   -----------
Operating income........................       41,284        56,764        77,835
Other income (expense):
  Interest expense......................      (29,186)      (34,609)      (28,350)
  Amortization of deferred financing
     costs..............................       (5,859)       (6,286)       (3,388)
  Other, net............................         (346)         (738)        1,239
                                          -----------   -----------   -----------
Income before income tax provision and
  extraordinary items...................        5,893        15,131        47,336
Income tax provision....................        2,871         5,802        18,391
                                          -----------   -----------   -----------
Income before extraordinary items.......        3,022         9,329        28,945
Extraordinary items -- loss on early
  extinguishment of debt, net of income
  tax of $12,443........................           --            --       (18,664)
                                          -----------   -----------   -----------
Net income..............................        3,022         9,329        10,281
Preferred stock:
  Accretion and dividends...............      (13,287)      (14,741)       (5,469)
  Excess of fair value over book value
     of redemption and purchase.........           --            --       (21,866)
                                          -----------   -----------   -----------
Net loss applicable to common shares....  $   (10,265)  $    (5,412)  $   (17,054)
                                          ===========   ===========   ===========
Net income (loss) per common share
  before extraordinary items............  $     (0.79)  $     (0.42)  $      0.08
                                          ===========   ===========   ===========
Net loss per common share...............  $     (0.79)  $     (0.42)  $     (0.89)
                                          ===========   ===========   ===========
Average common shares outstanding.......   12,997,626    12,989,324    19,245,738
                                          ===========   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                             BERG ELECTRONICS CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                       CUMULATIVE
                                           PREFERRED   COMMON    PAID IN    RETAINED   TRANSLATION
                                             STOCK     STOCK     CAPITAL    EARNINGS   ADJUSTMENTS     TOTAL
                                           ---------   ------   ---------   --------   -----------   ---------
Balance, December 31, 1993..............     $ 40       $129    $ 110,779   $   579     $ (4,637)    $ 106,890
  Exercise of stock options.............                   1          100                                  101
  Preferred stock dividends.............        5                   2,802                                2,807
  Series B preferred stock accretion....                            1,500    (1,500)                        --
  Change in cumulative translation
     adjustments........................                                                  16,639        16,639
  Net income............................                                      3,022                      3,022
                                             ----       ----    ---------   -------     --------     ---------
Balance, December 31, 1994..............     $ 45       $130    $ 115,181   $ 2,101     $ 12,002     $ 129,459
  Exercise of stock options.............                               30                                   30
  Preferred stock dividends.............        6                      (6)                                  --
  Series B preferred stock accretion....                            1,500    (1,500)                        --
  Change in cumulative translation
     adjustments........................                                                   5,522         5,522
  Net income............................                                      9,329                      9,329
                                             ----       ----    ---------   -------     --------     ---------
Balance, December 31, 1995..............     $ 51       $130    $ 116,705   $ 9,930     $ 17,524     $ 144,340
  Exercise of stock options.............                              223                                  223
  Preferred stock dividends.............        1                      (1)                                  --
  Series B preferred stock accretion....                              375      (375)                        --
  Preferred stock purchase and
     redemption.........................      (52)               (142,953)                            (143,005)
  Net proceeds from IPO.................                  75      146,958                              147,033
  Costs of IPO..........................                           (5,008)                              (5,008)
  Change in cumulative translation
     adjustments........................                                                 (14,972)      (14,972)
  Net income............................                                     10,281                     10,281
                                             ----       ----    ---------   -------     --------     ---------
Balance, December 31, 1996..............     $ --       $205    $ 116,299   $19,836     $  2,552     $ 138,892
                                             ====       ====    =========   =======     ========     =========

        See accompanying notes to the consolidated financial statements.

                             BERG ELECTRONICS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                           ---------------------------------------
                                               1994           1995         1996
                                           ------------   ------------   ---------
Cash flows provided by (used in)
  operating activities:
  Net income............................    $   3,022      $   9,329     $  10,281
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
     Extraordinary items................           --             --        31,107
     Depreciation.......................       32,528         42,761        44,237
     Amortization and other non-cash
       charges..........................       18,102         19,739        16,671
     Change in assets and liabilities,
       net of acquisitions:
       Accounts receivable..............      (11,813)       (24,226)        8,706
       Inventories......................       (3,331)        (8,339)      (10,982)
       Prepaid expenses and other.......       (8,485)           648        (5,873)
       Accounts payable.................        6,051         23,242        (7,610)
       Accrued and other liabilities....        9,508          4,944        (2,591)
       Other, net.......................        5,351           (335)      (14,735)
                                            ---------      ---------     ---------
Net cash from operating activities......       50,933         67,763        69,211
                                            ---------      ---------     ---------
Cash flows provided by (used in)
  investing activities:
  Acquisitions, less cash $94, $0, and
     $0, respectively...................     (113,122)       (11,375)      (17,844)
  Capital expenditures, net.............      (29,032)       (45,046)      (61,556)
                                            ---------      ---------     ---------
Net cash from investing activities......     (142,154)       (56,421)      (79,400)
                                            ---------      ---------     ---------
Cash flows provided by (used in)
  financing activities:
  Proceeds from issuance of long-term
     obligations........................      118,250         15,150       405,393
  Redemption and purchase of preferred
     stock..............................           --             --      (143,005)
  Repayment of long-term obligations....      (21,809)       (19,658)     (384,662)
  Net proceeds from IPO.................           --             --       147,033
  Financing costs.......................           --             --       (25,208)
  Proceeds from issuance of common
     stock..............................          101             30           223
                                            ---------      ---------     ---------
Net cash from financing activities......       96,542         (4,478)         (226)
                                            ---------      ---------     ---------
Effect of exchange rate changes on
  cash..................................        1,179            756          (187)
                                            ---------      ---------     ---------
Net change in cash and cash
  equivalents...........................        6,500          7,620       (10,602)
Cash and cash equivalents at beginning
  of period.............................        5,481         11,981        19,601
                                            ---------      ---------     ---------
Cash and cash equivalents at end of
  period................................    $  11,981      $  19,601     $   8,999
                                            =========      =========     =========

        See accompanying notes to the consolidated financial statements.

                             BERG ELECTRONICS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. THE COMPANY

     The Company is a leading global designer, manufacturer and marketer of electronic connectors and cable assembly products for applications primarily in the computer, telecommunications and industrial markets. Berg Electronics Corp. ("Berg") (formerly Berg Electronics Holdings Corp.), a Delaware corporation, was formed on November 4, 1992, to participate in the DuPont Acquisition (defined below). Berg had no operations prior to the DuPont Acquisition. Berg's year end is December 31.

     On February 26, 1993, Berg, through its wholly-owned subsidiary Berg Electronics Group, Inc. ("Group") (formerly Berg Electronics, Inc.) and Group's subsidiaries (together with Berg and Group, the "Company"), acquired certain assets and assumed certain liabilities of the Connector Systems Business (the "Business") of the Electronics Division of E.I. duPont de Nemours and Company ("DuPont") for a total consideration of $385,057 (the "DuPont Acquisition"), which included an agreement not to compete, plus fees and expenses relating to the DuPont Acquisition and related financing. The results of operations of the Business have been included in the consolidated financial statements since the date of the DuPont Acquisition.

     Since the DuPont Acquisition, the Company has made seven strategic acquisitions. The largest of these occurred on May 23, 1994, when the Company acquired certain assets and related liabilities of the Connector System Business ("AT&T Connectors") of the AT&T Microelectronics Division of AT&T Corp. (now Lucent Technologies, Inc.) ("Lucent") for a total consideration of $84,500 (the "Lucent Acquisition") which included fees and expenses relating to the Lucent Acquisition and related financing.

     During 1996, the Company implemented a recapitalization plan (the "Recapitalization Plan") to, among other things, reduce interest expense and preferred stock dividend requirements and to improve the Company's operating and financial flexibility. The Recapitalization Plan included the redemption and purchase of Series B Preferred (as defined below) and Series E Preferred (as defined below), the redemption and purchase of the Debentures (as defined below), the refinancing of the Amended and Restated Credit Agreement dated as of May 23, 1994, with Chemical Bank, N.A., as Agent, and certain other banks as parties thereto (the "Amended Credit Agreement"), the Reverse Stock Split (defined below) and the initial public offering of 7,475,000 shares of the Company's common stock, par value $0.01 per share (together, the "Recapitalization").

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Berg, Group and Group's wholly-owned subsidiaries, except for Group's interest in a joint venture in India which is accounted for under the equity method and is insignificant to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. In addition, certain prior year amounts have been reclassified to conform to current year presentation.

  Revenue Recognition

     Sales and related cost of goods sold are recognized when goods are shipped to the customer.

  Inventories

     Certain U.S. inventories are valued at the lower of cost or market (LCM), with cost being determined using the last-in, first-out (LIFO) method. Other U.S. and non-U.S. inventories are valued at the LCM, with cost being determined using the average cost method. Elements of cost in inventory include raw materials, direct labor and manufacturing overhead. A portion of inventory is financed at its fair market value and is included in inventories at its fair market value. The related financing obligation is included in accounts payable.

                             BERG ELECTRONICS CORP.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method. The average estimated useful lives utilized in calculating depreciation are as follows: buildings -- 25 years; machinery and equipment -- 5 to 12 years; autos and trucks -- 3 years; office furniture and fixtures -- 2 to 3 years.

  Foreign Currency Translation

     Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in the component of stockholders' equity designated cumulative translation adjustments on the Consolidated Balance Sheets.

  Related Party Transactions

     Berg and Group have entered into an Amended and Restated Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse, Tate & Furst Incorporated ("Hicks, Muse") (an affiliate of Berg). The Agreement provides that the Company shall pay Hicks, Muse an annual fee, for ten years, of the greater of $700 or one-tenth of one percent (0.1%) of net sales during such year. In addition, the Agreement entitles Hicks, Muse to an acquisition advisory fee equal to 1.5% of the purchase price of any acquisition effected by the Company.

  Net Income (Loss) per Common Share

     On February 2, 1996, Berg's stockholders approved a 1-for-4.11 reverse stock split (the "Reverse Stock Split"). Consequently, all share and per share information have been retroactively restated to reflect the Reverse Stock Split.

     Per share amounts have been calculated using the weighted average number of shares outstanding during each period, adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

  Statements of Cash Flows

     For purposes of the Consolidated Statements of Cash Flows, Berg considers investments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes paid for the year ended December 31, 1994, are approximately $26,900 and $1,100, respectively, for the year ended December 31, 1995, are approximately $36,300 and $3,200, respectively, and for the year ended December 31, 1996, are approximately $27,100 and $3,300, respectively.

  Fair Value of Financial Instruments

     The fair market values of the financial instruments included in the consolidated financial statements approximate the carrying values of the financial instruments.

                             BERG ELECTRONICS CORP.

  Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. INVENTORIES

     The composition of inventories is as follows:

                                            AT DECEMBER 31,
                                           ------------------
                                            1995       1996
                                           -------    -------
Raw materials...........................   $23,241    $25,398
Work-in-process.........................    24,114     18,998
Finished goods..........................    30,887     47,427
                                           -------    -------
          Total.........................   $78,242    $91,823
                                           =======    =======

     The carrying value of inventories valued at LIFO, at December 31, 1995 and 1996, is approximately $34,900 and $42,000, respectively, and its current cost is approximately $27,900 and $34,200, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31 is as follows:

                                             1995        1996
                                           --------    --------
Land and buildings......................   $ 82,614    $ 79,655
Machinery and equipment.................    240,671     308,382
                                           --------    --------
                                            323,285     388,037
Less: Accumulated depreciation..........    (92,532)   (128,132)
                                           --------    --------
                                           $230,753    $259,905
                                           ========    ========

                             BERG ELECTRONICS CORP.

5. INTANGIBLE ASSETS

     Intangible assets are amortized on a straight-line basis over various estimated useful lives. The composition of intangible assets at December 31 is as follows:

                                                AMOUNT
                                           -----------------
                                            1995      1996     LIFE
                                           -------   -------   ----
Goodwill................................   $134,387  $134,387    40
Patented technology.....................    39,942    42,618   5-17
Unpatented technology...................    12,076    15,542   3-17
Covenants not to compete................     5,150     5,150      5
Software................................     3,400     3,400      5
Other...................................     5,344     5,344   5-20
Supply agreement........................     6,800     6,800     10
                                           -------   -------
                                           207,099   213,241
Less: Accumulated amortization..........   (23,817)  (38,381)
                                           -------   -------
                                           $183,282  $174,860
                                           =======   =======

     Goodwill represents purchase price in excess of net tangible and identified intangible assets acquired in acquisitions. The Company generally assesses the recoverability of its intangible assets primarily based on its current and anticipated future undiscounted cash flows. At December 31, 1996, the Company does not believe there has been any impairment of its intangible assets.

6. DEFERRED FINANCING COSTS

     At December 31, 1996, deferred financing costs consists of aggregate fees and expenses of $19,143 incurred in connection with acquisitions, initial capitalization and the Recapitalization. These fees are included in deferred financing costs and are being amortized over the terms of the related borrowing and/or financial instrument on a straight line basis.

7. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31 is as follows:

                                                                1995        1996
                                                              --------    --------
Credit Agreement:
  Term Loan.................................................  $153,708    $332,500
  Term Loan B...............................................    59,000          --
  Revolving Credit Facility.................................    20,000      16,000
11 3/8% Guaranteed Senior Subordinated Debentures
  Due 2003..................................................   100,000          --
Other (Interest rates 1%-5%)................................     5,463      10,058
                                                              --------    --------
                                                              $338,171    $358,558
Less: Current maturities....................................   (32,798)    (33,912)
                                                              --------    --------
          Total.............................................  $305,373    $324,646
                                                              ========    ========

                             BERG ELECTRONICS CORP.

     The schedule of principal payments on long-term obligations at December 31, 1996, is as follows:

1997........................................................  $ 33,912
1998........................................................    57,435
1999........................................................    50,894
2000........................................................    60,806
2001........................................................    70,484
Thereafter..................................................    85,027
                                                              --------
          Total.............................................  $358,558
                                                              ========

     On February 29, 1996, the Company entered into a new credit facility (the "New Credit Facility") that among other things, refinanced the Amended Credit Agreement (the "Refinancing"). The refinancing of the Amended Credit Agreement resulted in the write off of $12,755 of deferred financing costs. This write off, net of income tax, is classified with other extraordinary items in the Consolidated Statement of Operations. The New Credit Facility consists of a $350,000 term loan (the "Term Loan") and a $100,000 Revolving Credit Facility (the "Revolver"). Borrowings under the New Credit Facility are secured by first priority mortgages and liens on substantially all of the material assets of the Company and its domestic subsidiaries and by pledges of a portion of the capital stock of the foreign subsidiaries. As of December 31, 1995 and 1996, the Company had approximately $10,400 and $10,000, of standby letters of credit outstanding under the Revolver. The New Credit Facility contains several financial covenants that, among other things, require the Company to maintain certain financial ratios that restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends. The commitment fee on the unused portion of the Revolver is 0.375% per annum on the average daily available balance.

     Mandatory principal payments are due in semi-annual installments with a final installment due on December 31, 2002. Amounts outstanding under the Revolver are due December 31, 2002. Additionally, 50% of Excess Cash Flow (as defined in the New Credit Facility) shall be applied toward prepayment of the borrowings under the New Credit Facility.

     Borrowings under the Term Loan and Revolver bear interest, at the option of the Company, at a rate per annum equal to (i) .05% plus the Agent's Alternate Base Rate (as defined in the New Credit Facility) or (ii) 1.50% plus the Eurodollar rate per annum. Interest payment dates vary depending on the interest rate option selected by the Company, but generally, interest is payable quarterly.

     The New Credit Facility requires the Company to enter into interest rate hedging arrangements to hedge against interest rate fluctuations. The Company has entered into an agreement which provides a ceiling of 7.5% through June 1997 and 8.5% from July 1997 through June 1998 on the LIBOR rate on $137,000 of indebtedness until June 30, 1998. The costs of the hedge agreements are amortized over their terms.

     The 11 3/8% Guaranteed Senior Subordinated Debentures due 2003 (the "Debentures") were issued under an indenture, dated April 28, 1993 ( the "Indenture"). The Debentures represented unsecured general obligations of the Company and were subordinate to all Senior Debt (as defined in the Indenture) of the Company.

     On April 8, 1996, the Company redeemed $30,000 aggregate principal amount of Debentures (the "Debenture Redemption") for approximately $34,487 including accrued and unpaid interest and a redemption premium thereon, in accordance with the terms of the Indenture dated as of October 29, 1993, as amended. On April 9, 1996, the Company purchased all of the outstanding debentures not redeemed by the Company pursuant to the Debenture Redemption for approximately $82,590. The redemption and purchase of the Debentures resulted in the write off of $4,900 of deferred financing costs. This write off, net of income tax, is classified with other extraordinary items in the Consolidated Statement of Operations. Additionally, the

                             BERG ELECTRONICS CORP.

redemption and purchase premium and the related fees and expenses of the Debenture Redemption and purchase, totaling $13,452, are classified with other extraordinary items, net of income tax, in the Consolidated Statement of Operations.

8. STOCKHOLDERS' EQUITY

     At December 31, 1996 and 1995, the authorized capital stock of Berg consisted of 60 million shares of common stock, 7 million shares of Class A common stock and 28.5 million shares of preferred stock.

     On March 6, 1996, the Company consummated the sale of 7,475,000 common shares in its initial public offering. The Company received net proceeds of approximately $147,033 from the offering.

     The Class A common stock may be converted into shares of common stock at the option of the holder at any time. In addition, shares of the Class A common stock may be converted into common stock at the option of Berg upon the occurrence of a Triggering Event (as defined) or on February 26, 2003. Such conversion is based on a formula set forth in Berg's Certificate of Incorporation.

     Dividends are payable to holders of the common stock and Class A common stock in amounts as and when declared by Berg's board of directors, subject to legally available funds and certain agreements. The common stock and the Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

     Dividends on the Company's Series B Preferred Stock, par value $0.01 per share, ("Series B Preferred") were payable at an annual rate of $2 per annum per share. Dividends were payable quarterly on February 28, May 31, August 31, and November 30. Berg, at its option, could pay quarterly dividends on the Series B Preferred for any or all dividend payments until February 28, 1998, and if the Amended Credit Agreement prohibited the payment of cash dividends, until February 28, 2000, by issuing additional shares of Series B Preferred, having a $25 per share liquidation value. Dividends for the November 1993 and the February, May, August and November 1994 dividend dates were paid by issuing 173,258 additional shares of Series B Preferred in 1994. Dividends for the February, May, August and November 1995 dividend dates were paid by issuing 151,502 additional shares of Series B Preferred in 1995.

     Dividends on the Series E Preferred Stock, par value $0.01 per share, ("Series E Preferred") were payable at an annual rate of $3.34375 per annum per share prior to May 1, 2005 and $3.6250 per share from and including May 1, 2005 increasing quarterly by $.125 per share provided that in no event shall the dividend rate exceed $5.00 per share. Dividends were payable quarterly on February 1, May 1, August 1, and November 1 (each a "Dividend Payment Date"). Berg, at its option, could pay quarterly dividends on the Series E Preferred for any or all dividend payments prior to May 1, 1998, and if the Amended Credit Agreement prohibited the payment of cash dividends, prior to May 1, 2000, by issuing additional shares of Series E Preferred, which will be valued at $25 per share. Dividends for the November 1993 and February, May, August and November 1994 dividend dates were paid by issuing 410,510 additional shares of Series E Preferred in 1994. Dividends for the February, May, August and November 1995 dividend dates were paid by issuing 378,135 additional shares of Series E Preferred in 1995.

     On March 18, 1996, the Company redeemed 50% of the outstanding shares of the Series E Preferred including accrued and unpaid dividends and a redemption premium thereon for approximately $44,253 (the "Series E Preferred Redemption"). On March 19, 1996, the Company purchased all of the outstanding shares of Series E Preferred not purchased by the Company pursuant to the Series E Preferred Redemption for approximately $47,819. Also, on March 19, 1996, the Company redeemed all of the outstanding shares of the Company's Series B Preferred including accrued and unpaid dividends thereon for approximately $50,933.

     Berg's qualified and non-qualified stock option plan (the "Option Plan") provides for the granting of up to 511,669 shares of common stock to key officers and employees of Berg. Under the plan, options granted

                             BERG ELECTRONICS CORP.

approximate market value of the common stock at the date of grant. Such options vest ratably over a five-year period commencing on the first anniversary date after the date of grant, and vested options are exercisable at the discretion of the committee appointed to administer the Option Plan. Generally, an option may be exercised only if the holder is an officer or employee of Berg or Group at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined based upon the fair value at the grant date for awards under those plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income, net loss applicable to common shares and net loss per common share would approximate the pro forma amounts below:

                                                                     1995           1996
                                                                    -------       --------
Net Income......................................  As reported       $ 9,329       $ 10,281
                                                    Pro forma       $ 9,302       $ 10,203
Net loss applicable to common shares............  As reported       $(5,412)      $(17,054)
                                                    Pro forma       $(5,439)      $(17,132)
Net loss per common share.......................  As reported       $ (0.42)      $  (0.89)
                                                    Pro forma       $ (0.42)      $  (0.89)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions in 1995 and 1996, respectively: (i) dividend yield of 0% in both years; (ii) expected volatility of 30% in both years; (iii) risk free interest rate ranging from 5.9% to 7.5% and 5.5% to 6.4%; and (iv) expected life of 10 years.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

     Changes in the status of the Option Plan are summarized below:

                                                       WEIGHTED
                                                        AVERAGE        OPTIONS    OPTIONS
                                                    PRICE PER SHARE    GRANTED    VESTED
                                                    ---------------    -------    -------
December 31, 1993.................................       $4.11         271,289         --
  Granted.........................................       $9.41          60,827         --
  Vested..........................................          --              --     54,257
                                                        ------         -------    -------
December 31, 1994.................................       $5.09         332,116     54,257
  Granted.........................................      $19.32          41,363         --
  Vested..........................................          --              --     60,584
  Exercised.......................................       $4.11          (7,299)    (7,299)
  Lapsed..........................................       $4.11         (25,547)        --
                                                        ------         -------    -------
December 31, 1995.................................       $6.91         340,633    107,542
  Granted.........................................      $23.86          44,330         --
  Vested..........................................          --              --     79,792
  Exercised.......................................       $6.01         (20,436)   (20,436)
  Forfeiture......................................      $19.32          (4,866)        --
  Lapsed..........................................       $4.11          (8,772)      (973)
                                                        ------         -------    -------
December 31, 1996.................................       $9.02         350,889    165,925
                                                        ======         =======    =======

                             BERG ELECTRONICS CORP.

     The weighted average grant-date fair value of options granted during 1995 and 1996 was $11.07 and $13.31 per share, respectively. Of the options outstanding at December 31, 1996, 216,539 options, 53,525 options, 60,825 options and 20,000 options have exercise prices of $4.11, $9.41, $19.32 and $29.375, respectively, and have weighted average remaining contractual lives of 6 years, 7 years, 9.4 years and 10 years, respectively. The weighted average exercise price of options vested at December 31, 1996, is $5.70 per share.

9. INCOME TAXES

     The provision for income taxes, excluding the effects of extraordinary items, for the year ended December 31 consisted of the following:

                                                            1994      1995     1996
                                                           -------   ------   -------
Current:
  Federal...............................................   $    --   $   --   $ 2,385
  State.................................................       359      117       421
  Foreign...............................................     4,356    3,767     5,904
Deferred:
  Federal...............................................     1,538      554     5,325
  State.................................................        --       --       822
  Foreign...............................................    (3,382)   1,364     3,534
                                                           -------   ------   -------
                                                           $ 2,871   $5,802   $18,391
                                                           =======   ======   =======

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                            1994      1995     1996
                                                           -------   ------   -------
U.S. Federal statutory rate.............................   $ 2,004   $5,145   $16,094
State taxes, net of Federal benefit.....................       359      117       215
Foreign taxes in excess of U.S. statutory rate..........       508      540     1,992
Other...................................................        --       --        90
                                                           -------   ------   -------
                                                           $ 2,871   $5,802   $18,391
                                                           =======   ======   =======

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                 1995       1996
                                                                -------    -------
Deferred tax assets:
  Accrued liabilities not yet deductible....................    $ 5,503    $ 3,386
  Postretirement benefits...................................      8,233      9,685
  Net operating losses carried forward......................     14,307     19,384
  Foreign tax credits carried forward.......................      3,000      4,000
  Other.....................................................      1,746      3,229
                                                                -------    -------
                                                                 32,789     39,684
                                                                -------    -------
Deferred tax liabilities:
  Amortization..............................................     25,642     23,258
  Contingent bank loans.....................................      2,800      2,800
  Depreciation..............................................      3,616      7,495
  LIFO inventory valuation..................................      2,410      2,410
  Other.....................................................      1,641      6,870
                                                                -------    -------
                                                                 36,109     42,833
                                                                -------    -------
Net deferred tax liability..................................    $(3,320)   $(3,149)
                                                                =======    =======

                             BERG ELECTRONICS CORP.

     The Company's net operating losses carried forward expire over varying periods ranging from 5 to 15 years. The Company's foreign tax credits carried forward expire in 5 years.

     Domestic and foreign income (loss) before income tax provision for the years ended December 31 are as follows:

                                                          1994      1995       1996
                                                         ------    -------    -------
Domestic...............................................  $4,405    $   701    $20,718
Foreign................................................   1,488     14,430     26,618

10. RETIREMENT BENEFITS

     Pension coverage for employees of the Company's non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves. The Company has a voluntary 401(k) savings plan designed to enhance the existing retirement program covering eligible domestic employees. The costs of these plans recorded in the consolidated financial statements is approximately $2,500, $3,500 and $4,500 for 1994, 1995 and 1996, respectively.

     The Company provides postretirement health care and other benefits to qualifying domestic retirees. Most international employees are covered by government sponsored programs and the cost to the Company is not significant. The Company does not fund retiree health care benefits in advance and has the right to modify these plans in the future.

     Net periodic postretirement benefit cost (NPPBC) for the years ended December 31 includes the following components:

                                                            1994      1995      1996
                                                           ------    ------    ------
Service cost.............................................  $1,521    $1,037    $  909
Interest cost............................................   1,192     1,455       951
Amortization of net gain.................................     (73)     (221)     (588)
                                                           ------    ------    ------
NPPBC....................................................  $2,640    $2,271    $1,272
                                                           ======    ======    ======

     The plan's status at December 31 is as follows:

                                                               1995       1996
                                                              -------    -------
Expected postretirement benefit obligation (EPBO)...........  $23,281    $29,719
                                                              -------    -------
Actuarial present value of benefit obligation:
  Retirees..................................................  $   202    $   515
  Fully eligible active participants........................    3,427      3,649
  Other active participants.................................    9,089      9,845
                                                              -------    -------
Accumulated postretirement benefit obligation (APBO)........   12,718     14,009
Plan assets.................................................       --         --
                                                              -------    -------
Unfunded APBO...............................................   12,718     14,009
Unrecognized net gain.......................................   11,496     11,477
                                                              -------    -------
Accrued postretirement benefit cost.........................  $24,214    $25,486
                                                              =======    =======

     The postretirement benefit obligation was determined by application of the terms of the plan, together with relevant actuarial assumptions for active employees. (DuPont retained the obligations for retirees at the DuPont Acquisition). Health care cost trends are projected at annual rates grading from 8.5%, in 1996 down to 5.5% in 2009 and later for the 1995 calculation. Health care cost trends are projected at annual rates grading from 8.0% in 1997 down to 6.0% in 2010 and later for the 1996 calculation. The effect of a 1% annual increase in these assumed cost trend rates would increase the APBO at December 31, 1995 and 1996, by a total of $2,559 and $2,864, respectively, and the service and interest cost components of the NPPBC for the year

                             BERG ELECTRONICS CORP.

ended December 31, 1995 and 1996, by a total of $406 and $545, respectively. The assumed discount rate used in determining the APBO was 7.5% and 8.0% in 1995 and 1996, respectively. The assumed rate of increase in compensation levels used was 4.75% in 1995 and 1996. As no assets have been segregated and restricted for payment of postretirement benefits, the expected return on plan assets is $0. The postretirement benefit accrual is included in other long-term liabilities on the Consolidated Balance Sheets.

     The Company does not provide any other significant postemployment benefits.

11. COMMITMENTS

     The Company leases certain buildings and transportation and other equipment. Total rental expense under operating leases is $6,700, $6,500 and $5,800 in 1994, 1995 and 1996, respectively. Future minimum lease payments under capital and operating leases for years ending December 31 are:

                                                              CAPITAL    OPERATING
                                                              -------    ---------
1997........................................................  $ 2,400     $6,300
1998........................................................    2,000      5,300
1999........................................................    1,500      4,300
2000........................................................    1,000      2,700
2001........................................................      200      2,500
Thereafter..................................................      200      1,900
                                                              -------
  Total minimum lease payments..............................    7,300
  Less amount representing interest.........................     (900)
                                                              -------
  Present value of net minimum lease payments...............  $ 6,400
                                                              =======

     From time to time, the Company engages in short-term hedging activities to reduce its exposure to precious metals price fluctuations and foreign currency fluctuations. Such hedging activities are not material, and gains and losses from such operations are not significant. There can be no assurance that these hedging operations will eliminate or substantially reduce the risk.

12. CONTINGENCIES

     The Company is subject to various lawsuits and claims with respect to such matters as patents, product liabilities, government regulations, and other actions arising in the normal course of business. In the opinion of management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on the Company's financial condition and results of operations.

     In connection with DuPont's acquisition in 1987 of the stock of Optos, Ltd. (renamed Berg Electronics K.K. following the Acquisition), preexisting bank loans of Optos, Ltd. were restructured to provide that loans totaling approximately $4,900 would be payable only out of positive earnings of specific product lines over a ten year period in excess of cumulative losses on such product lines. Due to substantial uncertainties surrounding the profitability of the specified product lines, these loans are deemed contingently payable and therefore are not reflected in the Consolidated Balance Sheets. A deferred tax liability of $2,800 is recorded in the Consolidated Balance Sheets to reflect the potential tax effect if the loans are forgiven.

13. RESEARCH AND DEVELOPMENT

     Research, development and engineering expenditures for the creation and application of new products and processes were approximately $20,800, $24,800 and $26,100 in 1994, 1995 and 1996, respectively.

                             BERG ELECTRONICS CORP.

14. BUSINESS SEGMENT INFORMATION

     The Company operates in one business segment -- electrical and electronic connection, switching and programming devices -- which are sold throughout many diverse markets.

     The Company's operations are worldwide and can be grouped into several geographic segments. Operations outside the United States are conducted through wholly owned subsidiaries of the Company that function within assigned, principally national, markets. The subsidiaries manufacture regionally where required by market conditions and/or customer demands, however substantial intersegment and intrasegment sales occur.

     Pertinent financial data by major geographic segments is as follows:

                                                       INTERCOMPANY     OPERATING
                                           NET SALES      SALES       INCOME (LOSS)   TOTAL ASSETS
                                           ---------   ------------   -------------   ------------
North America:  1994.....................  $266,522     $  60,537        $31,200       $ 550,249
                1995.....................   339,248        70,447         34,872         573,038
                1996.....................   381,967        88,138         44,380         569,266

Europe:         1994.....................  $131,982     $  20,529        $ 6,622       $ 159,756
                1995.....................   159,501        25,895          7,562         159,576
                1996.....................   155,083        37,166         13,306         167,720

Asia/Pacific:   1994.....................  $127,746     $  37,421        $ 3,462       $ 122,167
                1995.....................   168,500        44,559         14,830         146,562
                1996.....................   167,619        35,700         20,149         155,357

Eliminations:   1994.....................  $     --     $(118,487)       $    --       $(210,336)
                1995.....................        --      (140,901)          (500)       (210,836)
                1996.....................        --      (161,004)            --        (210,336)

Total:          1994.....................  $526,250     $      --        $41,284       $ 621,836
                1995.....................   667,249            --         56,764         668,340
                1996.....................   704,669            --         77,835         682,007

     As a result of the Lucent Acquisition, Lucent became a significant customer of the Company. In 1994, 1995 and 1996, sales to Lucent were approximately $64,600, $110,500 and $124,700, respectively. The Company entered into a five-year supply agreement with Lucent in connection with the Lucent Acquisition and believes that Lucent will remain an important customer in the foreseeable future.

                             BERG ELECTRONICS CORP.

15. UNAUDITED QUARTERLY DATA

                                                                                           NET INCOME
                                                                               NET         (LOSS) PER
                                              NET SALES    GROSS PROFIT   INCOME (LOSS)       SHARE
                                             ------------  -------------  -------------  ---------------
First Quarter:   1994......................  $    104,236  $     40,372   $     1,700    $          (.12)
                 1995......................       160,300        54,484         4,040                .03
                 1996......................       180,118        61,914       (13,109)             (2.61)
Second Quarter:  1994......................       127,577        46,051         3,159                 --
                 1995......................       164,346        57,906         2,215               (.11)
                 1996......................       178,063        61,931         7,612                .37
Third Quarter:   1994......................       146,592        47,376           131               (.25)
                 1995......................       170,829        55,298         3,040               (.05)
                 1996......................       172,537        60,336         6,560                .32
Fourth Quarter:  1994......................       147,845        48,593        (1,968)              (.42)
                 1995......................       171,774        57,285            34               (.29)
                 1996......................       173,951        64,619         9,218                .44

                             BERG ELECTRONICS CORP.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $     --    $     --
                                                              --------    --------
          Total current assets..............................        --          --
                                                              --------    --------
Investment in subsidiary....................................   144,340     138,892
                                                              --------    --------
          Total assets......................................  $144,340    $138,892
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to subsidiary.........................................  $     --    $     --
                                                              --------    --------
          Total current liabilities.........................        --          --
                                                              --------    --------
Accrued preferred stock dividends...........................        --          --
Stockholders' equity:
  Series B preferred stock, $.01 par value, $25 liquidation
     value, 1,989,400 and 0 shares, respectively, issued and
     outstanding............................................        20          --
  Series E preferred stock, $.01 par value, $25 liquidation
     value, 3,067,454 and 0 shares, respectively, issued and
     outstanding............................................        31          --
  Common stock, par value $.01 per share, 11,575,280 and
     19,125,238 shares, respectively, issued and
     outstanding............................................       116         191
  Class A common stock, par value $.01 per share, 1,420,791
     and 1,384,291 shares, respectively, issued and
     outstanding............................................        14          14
Paid in capital.............................................   116,705     116,299
Retained earnings...........................................     9,930      19,836
Cumulative translation adjustments..........................    17,524       2,552
                                                              --------    --------
          Total stockholders' equity........................   144,340     138,892
                                                              --------    --------
          Total liabilities and stockholders' equity........  $144,340    $138,892
                                                              ========    ========

  See notes to the consolidated financial statements of Berg Electronics Corp.

                             BERG ELECTRONICS CORP.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1994          1995          1996
                                                        -----------   -----------   -----------
Other income (expense):
  Equity in earnings of subsidiary....................  $     3,022   $     9,329   $    10,281
                                                        -----------   -----------   -----------
Income before income tax provision....................        3,022         9,329        10,281
Income tax provision..................................           --            --            --
                                                        -----------   -----------   -----------
Net income............................................        3,022         9,329        10,281
Preferred stock:
  Accretion and dividends.............................      (13,287)      (14,741)       (5,469)
  Excess of fair value over book value of redemption
     and purchase.....................................           --            --       (21,866)
                                                        -----------   -----------   -----------
Net loss applicable to common shares..................  $   (10,265)  $    (5,412)  $   (17,054)
                                                        ===========   ===========   ===========
Net loss per common share.............................  $      (.79)  $      (.42)  $      (.89)
                                                        ===========   ===========   ===========
Average common shares outstanding.....................   12,977,626    12,989,324    19,245,738
                                                        ===========   ===========   ===========

  See notes to the consolidated financial statements of Berg Electronics Corp.

                             BERG ELECTRONICS CORP.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                CUMULATIVE
                                                 PREFERRED   COMMON     PAID IN     RETAINED   TRANSLATION
                                                   STOCK     STOCK      CAPITAL     EARNINGS    ADJUSTMENT     TOTAL
                                                 ---------   ------   -----------   --------   ------------   --------
Balance, December 31, 1993......................    $40       $129     $110,779     $   579      $ (4,637)    $106,890
  Exercise of stock options.....................                 1          100                                    101
  Preferred stock dividends.....................      5                   2,802                                  2,807
  Series B preferred stock accretion............                          1,500      (1,500)                        --
  Change in cumulative translation
     adjustments................................                                                   16,639       16,639
  Net income....................................                                      3,022                      3,022
                                                    ---       ----     --------     -------      --------     --------
Balance, December 31, 1994......................    $45       $130     $115,181     $ 2,101      $ 12,002     $129,459
  Exercise of stock options.....................                             30                                     30
  Preferred stock dividends.....................      6                      (6)                                    --
  Series B preferred stock accretion............                          1,500      (1,500)                        --
  Change in cumulative translation
     adjustments................................                                                    5,522        5,522
  Net income....................................                                      9,329                      9,329
                                                    ---       ----     --------     -------      --------     --------
Balance, December 31, 1995......................    $51       $130     $116,705     $ 9,930      $ 17,524     $144,340
  Exercise of stock options.....................                            223                                    223
  Preferred stock dividends.....................      1                      (1)                                    --
  Series B preferred stock accretion............                            375        (375)                        --
  Preferred stock purchase and redemption.......    (52)               (142,953)                              (143,005)
  Net proceeds from IPO.........................                75      146,958                                147,033
  Costs of IPO..................................                         (5,008)                                (5,008)
  Change in cumulative translation
     adjustments................................                                                  (14,972)     (14,972)
  Net income....................................                                     10,281                     10,281
                                                    ---       ----     --------     -------      --------     --------
Balance, December 31, 1996......................    $--       $205     $116,299     $19,836      $  2,552     $138,892
                                                    ===       ====     ========     =======      ========     ========

  See notes to the consolidated financial statements of Berg Electronics Corp.

                             BERG ELECTRONICS CORP.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1994        1995         1996
                                                              ---------   ---------   ----------
Cash flows provided by (used in) operating activities:
  Net income................................................    $ 3,022     $ 9,329     $ 10,281
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Undistributed earnings of subsidiary.................     (3,022)     (9,329)     (10,281)
                                                                -------     -------     --------
Net cash from operating activities..........................         --          --           --
                                                                -------     -------     --------
Cash flows provided by (used in) investing activities:
  Cash (contributed to) received from subsidiary............       (117)        (30)         757
                                                                -------     -------     --------
Net cash from investing activities..........................       (117)        (30)         757
                                                                -------     -------     --------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock....................        101          30          223
  Preferred stock purchase and redemption...................         --          --     (143,005)
  Net proceeds from IPO.....................................         --          --      147,033
  Costs of IPO..............................................         --          --       (5,008)
                                                                -------     -------     --------
Net cash from financing activities..........................        101          30         (757)
                                                                -------     -------     --------
Net change in cash and cash equivalents.....................        (16)         --           --
Cash and cash equivalents at beginning of period............         16          --           --
                                                                -------     -------     --------
Cash and cash equivalents at end of period..................    $    --     $    --     $     --
                                                                =======     =======     ========

  See notes to the consolidated financial statements of Berg Electronics Corp.

                             BERG ELECTRONICS CORP.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL
   ACCOUNTS-DEDUCTED                   BALANCE AT                  CHARGES TO   ACCOUNTS                 BALANCE AT
FROM RECEIVABLES IN THE                BEGINNING                   COSTS AND    WRITTEN    TRANSLATION     END OF
     BALANCE SHEET                     OF PERIOD    ACQUISITIONS    EXPENSES      OFF      ADJUSTMENTS     PERIOD
-----------------------                ----------   ------------   ----------   --------   -----------   ----------
       1994.........................     $3,478        $  274        $ (364)    $  (824)      $ 46         $2,610
                                         ======        ======        ======     =======       ====         ======
       1995.........................     $2,610        $   50        $1,353     $  (983)      $ 13         $3,043
                                         ======        ======        ======     =======       ====         ======
       1996.........................     $3,043        $   --        $1,883     $(1,170)      $(53)        $3,703
                                         ======        ======        ======     =======       ====         ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information contained under the captions "PROPOSAL FOR THE ELECTION OF DIRECTORS" and "EXECUTIVE DIRECTORS" in the 1997 Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption "EXECUTIVE AND DIRECTOR COMPENSATION" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information contained under the caption "VOTING SECURITIES OUTSTANDING AND SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "RELATED PARTY TRANSACTIONS" in the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT

     (1) and (2) Financial Statements and Financial Statement Schedules

        See Index to Financial Statements and Schedules at Item 8 of this report.

     (3) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- [Item intentionally omitted.]
          3.2            -- [Item intentionally omitted.]
          3.3            -- Certificate of Incorporation of Berg Electronics Corp.
                            (f/k/a Berg Electronics Group, Inc.; f/k/a Berg
                            Electronics Holdings Corp.; f/k/a Berg CS Holdings,
                            Inc.), together with amendments thereto.(1)
          3.4            -- Certificate of Amendment to Certificate of Incorporation,
                            dated February 29, 1996, of Berg Electronics Corp.(4)
          3.5            -- Bylaws of Berg Electronics Corp.(1)
          4.1            -- [Item intentionally omitted.]
          4.2            -- [Item intentionally omitted.]
          4.3            -- [Item intentionally omitted.]
          4.4            -- [Item intentionally omitted.]
          4.5            -- [Item intentionally omitted.]
          4.6            -- [Item intentionally omitted.]
          4.7            -- [Item intentionally omitted.]
          4.8            -- [Item intentionally omitted.]
          4.9            -- [Item intentionally omitted.]
          4.10           -- [Item intentionally omitted.]
          4.11           -- [Item intentionally omitted.]
          4.12           -- [Item intentionally omitted.]
          4.13           -- [Item intentionally omitted.]
          4.14           -- [Item intentionally omitted.]
          4.15           -- [Item intentionally omitted.]
         10.1            -- [Item intentionally omitted.]
         10.2            -- [Item intentionally omitted.]
         10.3            -- [Item intentionally omitted.]
         10.4            -- Note Pledge Agreement, dated as of February 26, 1993,
                            made by Berg Electronics, Inc. in favor of Chemical Bank,
                            as agent for the financial institution parties to the
                            Credit Agreement.(2)
         10.5            -- Foreign Subsidiaries Guarantee, dated as of February 26,
                            1993, by each of the corporations that are signatories
                            thereto in favor of Berg Electronics, Inc.(2)
         10.6            -- The Company Pledge Agreement, dated as of February 26,
                            1993, made by Berg Electronics Holdings Corp. in favor of
                            Chemical Bank, as agent for the lenders parties to the
                            Credit Agreement.(2)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.7            -- Borrower Pledge Agreement, dated as of February 26, 1993, made by Berg Electronics, Inc. in favor of Chemical Bank,
                            as agent for the lenders parties to the Credit
                            Agreement.(2)
         10.8            -- Supplement No. 1 to Borrower Domestic Pledge Agreement,
                            dated July 26, 1993, made by Berg Electronics, Inc. in
                            favor of Chemical Bank, as agent for the lenders parties
                            to the Credit Agreement.(2)
         10.9            -- Security Agreement, dated as of February 26, 1993, made by Berg Electronics, Inc. in favor of Chemical Bank, as
                            agent for the banks and other financial institutions
                            parties to the Credit Agreement.(2)
         10.10           -- Pledge Agreement, dated as of March 1, 1993, by any
                            between Berg Electronics, Inc. and Chemical Bank, as
                            agent for the lenders named therein with respect to
                            shares of Connector Systems Korea, Ltd.(2)
         10.11           -- Open-End Mortgage and Security Agreement, dated as of
                            February 26, 1993, from Berg Electronics, Inc. to
                            Chemical Bank, as Agent.(2)
         10.12           -- Registration Rights Agreement, dated as of March 1, 1993, by and among Berg Electronics Holdings Corp. and the
                            parties listed therein.(2)
         10.13           -- [Item intentionally omitted.]
         10.14           -- [Item intentionally omitted.]
         10.15           -- [Item intentionally omitted.]
         10.16           -- Amended and Restated Lease Agreement, dated July 26 1993, by and between Ronald S. Marsilio and Harbor Electronics,
                            Inc.(2)
         10.17+          -- Berg Electronics, Inc. Pension and Retirement Plan.(2)
         10.18+          -- Berg Electronics, Inc. Savings Plan.(2)
         10.19+          -- Form of Berg Electronics Holdings Corp. 1993 Stock Option
                            Plan.(2)
         10.20           -- [Item intentionally omitted.]
         10.21           -- Interest Rate Cap Letter Agreement, dated June 2, 1993, between Berg Electronics, Inc. and Chemical Bank.(2)
         10.22           -- [Item intentionally omitted.]
         10.23           -- Supply Contract between AT&T Corp. and Berg Electronics,
                            Inc., dated as of May 23, 1994, incorporated by reference
                            as an exhibit to the Asset Purchase Agreement, dated as
                            of May 23, 1994, between Berg Electronics, Inc. and AT&T
                            Corp. (exhibit 10.26 hereto).(3)
         10.24           -- [Item intentionally omitted.]
         10.25+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among James N. Mills, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.26+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Robert N. Mills, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.27+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among David M. Sindelar, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.28+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among W. Thomas McGhee, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.29+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Timothy L. Conlon, Berg
                            Electronics Corp. and Berg Electronics Group, Inc.(1)
         10.30+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Larry S. Bacon, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.31           -- Amended and Restated Monitoring and Oversight Agreement,
                            dated as of March 6, 1996 by and among Berg Electronics
                            Corp., Berg Electronics Group, Inc. and Hicks, Muse, Tate
                            and Furst Incorporated.(4)
         10.32           -- Credit Agreement dated as of February 29, 1996 among Berg
                            Electronics Group, Inc., Berg Electronics Corp., the
                            banks and other financial institutions from time to time
                            parties thereto, and Chemical Bank, as Agent for the
                            Lenders.(4)
         10.33           -- Form of Revolving Credit Note, dated March 6, 1996,
                            between Berg Electronics Group, Inc. and Chemical
                            Bank.(4)
         10.34           -- Schedule of substantially identical Revolving Credit
                            Notes.(4)
         10.35           -- Form of Term Note, dated March 6, 1996, between Berg
                            Electronics Group, Inc. and Chemical Bank.(4)
         10.36           -- Schedule of substantially identical Term Notes.(4)
         10.37           -- Swing Line Note, dated March 6, 1996, between Berg
                            Electronics Group, Inc. and Chemical Bank.(4)
         10.38           -- Underwriting Agreement, dated March 1, 1996, among Berg
                            Electronics Corp., Berg Electronics Group, Inc. and the
                            underwriters named therein.(4)
         10.39           -- Domestic Subsidiaries Guarantee, dated as of March 6,
                            1996, made by each of the corporations that are
                            signatories thereto in favor of Chemical Bank, as agent
                            for the lenders from time to time parties to the Credit
                            Agreement.*
         10.40           -- Acknowledgement, Consent and Amendment, dated as of
                            February 29, 1996, to the documents listed on Schedule 1
                            thereto made by each of the corporations that are
                            signatories thereto in favor of Chemical Bank, as agent
                            for the lenders from time to time parties to the Credit
                            Agreement.*
         10.41           -- First Amendment, dated as of December 18, 1996, to the
                            Credit Agreement among Berg Electronics Group, Inc., Berg
                            Electronics Corp., the banks and other financial
                            institutions from time to time parties thereto, and the
                            Chase Manhattan Bank (as successor by merger to Chemical
                            Bank).*
         10.42           -- Supplement No. 1 to Note Pledge Agreement, dated as of
                            December 18, 1996, made by Berg Electronics Group, Inc.
                            in favor of the Chase Manhattan Bank (as successor by
                            merger to Chemical Bank).*
         11.0            -- Computation of Net Loss Per Share.*
         21.1            -- Subsidiaries of Registrant.*
         27.0            -- Financial Data Schedule.*

---------------

(1) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-1, Registration No. 33-98240, and incorporated by reference herein.

(2) Filed previously as an exhibit to the Registration Statement of Berg Electronics Holdings Corp. on Form S-1, Registration No. 33-62552, and incorporated by reference herein.

(3) Filed previously as an exhibit to the Berg Electronics Holdings Corp. and Berg Electronics, Inc. Form 8-K dated May 23, 1994 and incorporated by reference herein.

(4) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.

 *  Filed herewith.

 +  Indicates a management contract or compensatory plan or arrangement.

(B) REPORT ON FORM 8-K

     The Company did not file any report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1996, nor was it required to do so.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BERG ELECTRONICS CORP.

                                            By    /s/ JOSEPH S. CATANZARO
                                             -----------------------------------
                                                     Joseph S. Catanzaro
                                                  Chief Accounting Officer

Date: February 3, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----

                 /s/ JAMES N. MILLS                    Chairman of the Board of Directors     February 3, 1997
-----------------------------------------------------    and Chief Executive Officer
                   James N. Mills                        (Principal Executive Officer of
                                                         Berg Electronics Corp.)

                /s/ DAVID M. SINDELAR                  Senior Vice President and Chief        February 3, 1997
-----------------------------------------------------    Financial Officer (Principal
                  David M. Sindelar                      Financial Officer of Berg
                                                         Electronics Corp.)

                 /s/ ROBERT N. MILLS                   Director                               February 3, 1997
-----------------------------------------------------
                   Robert N. Mills

                 /s/ THOMAS O. HICKS                   Director                               February 3, 1997
-----------------------------------------------------
                   Thomas O. Hicks

                 /s/ CHARLES W. TATE                   Director                               February 3, 1997
-----------------------------------------------------
                   Charles W. Tate

                /s/ KENNETH F. YONTZ                   Director                               February 3, 1997
-----------------------------------------------------
                  Kenneth F. Yontz

                /s/ RICHARD W. VIESER                  Director                               February 3, 1997
-----------------------------------------------------
                  Richard W. Vieser

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- [Item intentionally omitted.]

          3.2            -- [Item intentionally omitted.]
          3.3            -- Certificate of Incorporation of Berg Electronics Corp.
                            (f/k/a Berg Electronics Group, Inc.; f/k/a Berg
                            Electronics Holdings Corp.; f/k/a Berg CS Holdings,
                            Inc.), together with amendments thereto.(1)
          3.4            -- Certificate of Amendment to Certificate of Incorporation,
                            dated February 29, 1996, of Berg Electronics Corp.(4)
          3.5            -- Bylaws of Berg Electronics Corp.(1)
          4.1            -- [Item intentionally omitted.]
          4.2            -- [Item intentionally omitted.]
          4.3            -- [Item intentionally omitted.]
          4.4            -- [Item intentionally omitted.]
          4.5            -- [Item intentionally omitted.]
          4.6            -- [Item intentionally omitted.]
          4.7            -- [Item intentionally omitted.]
          4.8            -- [Item intentionally omitted.]
          4.9            -- [Item intentionally omitted.]
          4.10           -- [Item intentionally omitted.]
          4.11           -- [Item intentionally omitted.]
          4.12           -- [Item intentionally omitted.]
          4.13           -- [Item intentionally omitted.]
          4.14           -- [Item intentionally omitted.]
          4.15           -- [Item intentionally omitted.]
         10.1            -- [Item intentionally omitted.]
         10.2            -- [Item intentionally omitted.]
         10.3            -- [Item intentionally omitted.]
         10.4            -- Note Pledge Agreement, dated as of February 26, 1993,
                            made by Berg Electronics, Inc. in favor of Chemical Bank,
                            as agent for the financial institution parties to the
                            Credit Agreement.(2)
         10.5            -- Foreign Subsidiaries Guarantee, dated as of February 26,
                            1993, by each of the corporations that are signatories
                            thereto in favor of Berg Electronics, Inc.(2)
         10.6            -- The Company Pledge Agreement, dated as of February 26,
                            1993, made by Berg Electronics Holdings Corp. in favor of
                            Chemical Bank, as agent for the lenders parties to the
                            Credit Agreement.(2)
         10.7            -- Borrower Pledge Agreement, dated as of February 26, 1993, made by Berg Electronics, Inc. in favor of Chemical Bank,
                            as agent for the lenders parties to the Credit
                            Agreement.(2)
         10.8            -- Supplement No. 1 to Borrower Domestic Pledge Agreement,
                            dated July 26, 1993, made by Berg Electronics, Inc. in
                            favor of Chemical Bank, as agent for the lenders parties
                            to the Credit Agreement.(2)
         10.9            -- Security Agreement, dated as of February 26, 1993, made by Berg Electronics, Inc. in favor of Chemical Bank, as
                            agent for the banks and other financial institutions
                            parties to the Credit Agreement.(2)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.10           -- Pledge Agreement, dated as of March 1, 1993, by any
                            between Berg Electronics, Inc. and Chemical Bank, as
                            agent for the lenders named therein with respect to
                            shares of Connector Systems Korea, Ltd.(2)
         10.11           -- Open-End Mortgage and Security Agreement, dated as of
                            February 26, 1993, from Berg Electronics, Inc. to
                            Chemical Bank, as Agent.(2)
         10.12           -- Registration Rights Agreement, dated as of March 1, 1993, by and among Berg Electronics Holdings Corp. and the
                            parties listed therein.(2)
         10.13           -- [Item intentionally omitted.]
         10.14           -- [Item intentionally omitted.]
         10.15           -- [Item intentionally omitted.]
         10.16           -- Amended and Restated Lease Agreement, dated July 26 1993, by and between Ronald S. Marsilio and Harbor Electronics,
                            Inc.(2)
         10.17+          -- Berg Electronics, Inc. Pension and Retirement Plan.(2)
         10.18+          -- Berg Electronics, Inc. Savings Plan.(2)
         10.19+          -- Form of Berg Electronics Holdings Corp. 1993 Stock Option
                            Plan.(2)
         10.20           -- [Item intentionally omitted.]
         10.21           -- Interest Rate Cap Letter Agreement, dated June 2, 1993, between Berg Electronics, Inc. and Chemical Bank.(2)
         10.22           -- [Item intentionally omitted.]
         10.23           -- Supply Contract between AT&T Corp. and Berg Electronics,
                            Inc., dated as of May 23, 1994, incorporated by reference
                            as an exhibit to the Asset Purchase Agreement, dated as
                            of May 23, 1994, between Berg Electronics, Inc. and AT&T
                            Corp. (exhibit 10.26 hereto).(3)
         10.24           -- [Item intentionally omitted.]
         10.25+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among James N. Mills, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.26+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Robert N. Mills, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.27+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among David M. Sindelar, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.28+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among W. Thomas McGhee, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.29+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Timothy L. Conlon, Berg
                            Electronics Corp. and Berg Electronics Group, Inc.(1)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.30+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Larry S. Bacon, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.31           -- Amended and Restated Monitoring and Oversight Agreement,
                            dated as of March 6, 1996 by and among Berg Electronics
                            Corp., Berg Electronics Group, Inc. and Hicks, Muse, Tate
                            and Furst Incorporated.(4)
         10.32           -- Credit Agreement dated as of February 29, 1996 among Berg
                            Electronics Group, Inc., Berg Electronics Corp., the
                            banks and other financial institutions from time to time
                            parties thereto, and Chemical Bank, as Agent for the
                            Lenders.(4)
         10.33           -- Form of Revolving Credit Note, dated March 6, 1996,
                            between Berg Electronics Group, Inc. and Chemical
                            Bank.(4)
         10.34           -- Schedule of substantially identical Revolving Credit
                            Notes.(4)
         10.35           -- Form of Term Note, dated March 6, 1996, between Berg
                            Electronics Group, Inc. and Chemical Bank.(4)
         10.36           -- Schedule of substantially identical Term Notes.(4)
         10.37           -- Swing Line Note, dated March 6, 1996, between Berg
                            Electronics Group, Inc. and Chemical Bank.(4)
         10.38           -- Underwriting Agreement, dated March 1, 1996, among Berg
                            Electronics Corp., Berg Electronics Group, Inc. and the
                            underwriters named therein.(4)
         10.39           -- Domestic Subsidiaries Guarantee, dated as of March 6,
                            1996, made by each of the corporations that are
                            signatories thereto in favor of Chemical Bank, as agent
                            for the lenders from time to time parties to the Credit
                            Agreement.*
         10.40           -- Acknowledgement, Consent and Amendment, dated as of
                            February 29, 1996, to the Agreements listed on Schedule 1
                            thereto made by each of the corporations that are
                            signatories thereto in favor of Chemical Bank, as agent
                            for the lenders from time to time parties to the Credit
                            Agreement.*
         10.41           -- First Amendment, dated as of December 18, 1996, to the
                            Credit Agreement among Berg Electronics Group, Inc., Berg
                            Electronics Corp., the banks and other financial
                            institutions from time to time parties thereto, and the
                            Chase Manhattan Bank (as successor by merger to Chemical
                            Bank).*
         10.42           -- Supplement No. 1 to Note Pledge Agreement, dated as of
                            December 18, 1996, made by Berg Electronics Group, Inc.
                            in favor of and the Chase Manhattan Bank (as successor by
                            merger to Chemical Bank).*
         11.0            -- Computation of Net Loss Per Share.*
         21.1            -- Subsidiaries of Registrant.*
         27.0            -- Financial Data Schedule.*

---------------

(1) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-1, Registration No. 33-98240, and incorporated by reference herein.

(2) Filed previously as an exhibit to the Registration Statement of Berg Electronics Holdings Corp. on Form S-1, Registration No. 33-62552, and incorporated by reference herein.

(3) Filed previously as an exhibit to the Berg Electronics Holdings Corp. and Berg Electronics, Inc. Form 8-K dated May 23, 1994 and incorporated by reference herein.

(4) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.

 *  Filed herewith.

 +  Indicates a management contract or compensatory plan or arrangement.