Form 10-Q
period 1997-03-31
BERG ELECTRONICS CORP /DE/
filed 1997-04-29
CIK 904900

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1997
                               ------------------------------------------------
                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

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

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                  Outstanding at
                           Class                  April 25, 1997
           -------------------------------------  --------------
           <BTB>
           Common Stock.........................    19,134,537
           Class A Common Stock.................     1,384,291

                     BERG ELECTRONICS CORP. & SUBSIDIARIES

                                    INDEX
<BTB>
PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
  Berg Electronics Corp. & Subsidiaries
    Condensed Consolidated Balance Sheets as of March 31, 1997 and
      December 31, 1996..................................................   3
    Condensed Consolidated Statements of Operations for the three
      months ended March 31, 1997 and 1996...............................   4
    Condensed Consolidated Statements of Cash Flows for the three
      months ended March 31, 1997 and 1996...............................   5
    Notes to Condensed Consolidated Financial Statements.................   6

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations................................................   8

PART II - OTHER INFORMATION..............................................  10

SIGNATURES...............................................................  12



                     BERG ELECTRONICS CORP. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                                      March 31,    December 31,
                                                        1997          1996
                                                    ------------   ------------
<BTB>
ASSETS                                              (Unaudited)

Current assets:
  Cash and cash equivalents........................ $    11,095    $      8,999
  Accounts receivable, net.........................     120,550         104,134
  Inventories......................................      93,785          91,823
  Prepaid expenses and other.......................      16,160          13,935
                                                    ------------   ------------
    Total current assets...........................     241,590         218,891
  Property, plant and equipment, net...............     253,227         259,905
  Intangibles and other assets.....................     195,525         203,211
                                                    ------------   ------------
    Total assets................................... $   690,342    $    682,007
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations...... $    33,912    $     33,912
  Accounts payable.................................      61,342          60,822
  Accrued liabilities..............................      84,577          82,997
                                                    ------------   ------------
    Total current liabilities......................     179,831         177,731
Long-term obligations, less current maturities.....     334,987         324,646
Other long-term liabilities........................      40,513          40,738
Stockholders' equity:
  Contributed capital..............................     116,512         116,504
  Retained earnings................................      28,482          19,836
  Cumulative translation adjustments...............      (9,983)          2,552
                                                    ------------   ------------
    Total stockholders' equity.....................     135,011         138,892
                                                    ------------   ------------
    Total liabilities and stockholders' equity..... $   690,342    $    682,007
                                                    ============   ============


See accompanying notes to the condensed consolidated financial statements.

                   BERG ELECTRONICS CORP. & SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share data)
                               (Unaudited)
<BTB>

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                             1997        1996
                                                          ---------------------
Net sales............................................     $ 188,511   $ 180,118
Operating expenses:
  Cost of goods sold.................................       120,619     118,204
  Selling, general and administrative................        42,024      41,214
  Amortization and other.............................         4,276       3,243
                                                          ----------  ----------
Operating income.....................................        21,592      17,457
Other income (expense):
  Interest expense...................................        (6,887)     (7,830)
  Amortization of deferred financing costs...........          (759)     (1,256)
  Other, net.........................................           112         886
                                                          ----------  ---------
Income before income tax provision and extraordinary
  items..............................................        14,058       9,257
Income tax provision.................................         5,412       3,702
                                                          ----------  ---------
Income before extraordinary items....................         8,646       5,555
Extraordinary items - losses on early extinguishment
  of debt, net of income tax benefit of $12,443......            --     (18,664)
                                                          ----------  ---------
Net income (loss)....................................         8,646     (13,109)
Preferred stock:
  Accretion and dividends............................            --      (5,469)
  Excess of fair value over book value of redemption
    and purchase.....................................            --     (21,866)
                                                          ----------   ---------
Net income (loss) applicable to common shares........     $   8,646    $(40,444)
                                                          ==========   =========
Net income (loss) per common share before
  extraordinary items................................     $    0.42    $  (1.40)
                                                          ==========   =========
Net income (loss) per common share...................     $    0.42    $  (2.61)
                                                          ==========   =========

    See accompanying notes to the condensed consolidated financial statements.

                      BERG ELECTRONICS CORP. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            1997         1996
                                                          ---------------------
<BTB>
Cash flows provided by (used in) operating
  activities:
  Net income (loss).....................................  $  8,646   $  (13,109)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Extraordinary items...............................        --       31,107
      Depreciation......................................    11,740       11,433
      Amortization and other non-cash charges...........     5,035        4,499
      Change in assets and liabilities:
        Accounts receivable.............................   (20,472)      (1,944)
        Inventories.....................................    (4,393)     (17,397)
        Prepaid expenses and other......................    (2,856)           3
        Accounts payable................................     1,817       (2,625)
        Accrued and other liabilities...................     3,952        2,067
        Other, net......................................      (183)     (10,867)
                                                         ----------  -----------
Net cash from operating activities......................     3,286        3,167
                                                         ----------  -----------
Cash flows provided by (used in) investing
  activities:
    Capital expenditures, net...........................   (11,114)     (16,336)
                                                         ----------  -----------
Net cash from investing activities......................   (11,114)     (16,336)
                                                         ----------  -----------
Cash flows provided by (used in) financing activities:
    Equity proceeds.....................................        --      147,033
    Redemption and purchase of preferred stock..........        --     (143,005)
    Proceeds from issuance of long-term obligations.....    38,500      246,877
    Repayment of long-term obligations..................   (28,159)    (233,270)
    Financing costs.....................................        --      (13,108)
    Proceeds from issuance of common stock..............         8           --
                                                         ----------  -----------
Net cash from financing activities......................    10,349        4,527
                                                         ----------  -----------
Effect of exchange rate changes on cash.................      (425)        (116)
                                                         ----------  -----------
Net change in cash and cash equivalents.................     2,096       (8,758)
Cash and cash equivalents at beginning of the period....     8,999       19,601
                                                         ----------  -----------
Cash and cash equivalents at end of the period.......... $  11,095   $   10,843
                                                         ==========  ===========

    See accompanying notes to the condensed consolidated financial statements.

                        BERG ELECTRONICS CORP. & SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands, except per share data)
                                     (Unaudited)

1.  BASIS OF PRESENTATION

    Unaudited Interim Condensed Consolidated Financial Statements
    -------------------------------------------------------------

    The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year.

    Statement of Cash Flows
    -----------------------

    Interest paid for the three months ended March 31, 1997 and 1996, is approximately $7,000 and $4,700, respectively. Income taxes paid for the three months ended March 31, 1997 and 1996, is approximately $500 and $300, respectively.


2.  INVENTORIES

    The composition of inventories at March 31, 1997, is as follows:

         <BTB>
    Raw materials.................................................... $  32,612
    Work-in-process..................................................    31,738
    Finished goods...................................................    29,435
                                                                      ---------
      Total.......................................................... $  93,785
                                                                      =========


     The carrying value of inventories valued at LIFO, at March 31, 1997, is approximately $41,700, and its current cost is approximately $33,900.

3.   RECENT DEVELOPMENTS

     In February 1997, the Financial Accounting Standards Board adopted SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted. The effect of the adoption of SFAS No. 128 will have no impact on earnings per share for the quarters ended March 31, 1997 and 1996 as shown in the table below.

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1997            1996
                                                   -------------  -------------
<BTB>
Basic Earnings (Loss) Per Share:
  Income (loss) before extraordinary items........ $       0.42   $      (1.40)
                                                   =============  =============
  Net income (loss)............................... $       0.42   $      (2.61)
                                                   =============  =============

Diluted Earnings (Loss) Per Share:
  Income (loss) before extraordinary items........ $       0.42   $      (1.40)
                                                   =============  =============
  Net income (loss)............................... $       0.42   $      (2.61)
                                                   =============  =============

Basic earnings (loss) per common share were computed by dividing net income
(loss) the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share for the quarter ended March 31, 1996, did not include the effect of conversions of options, as the effect was antidilutive. For the quarter ended March 31, 1997, diluted earnings per share were determined on the assumption that the options issued and outstanding were exercised as of January 1, 1997. For the quarter ended March 31, 1996, basic and diluted loss per share for extraordinary items was $(1.20).

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

Net sales for the three months ended March 31, 1997 are $188.5 million, representing a $8.4 million, or 4.7%, increase from the comparable period in 1996.

North American sales represented approximately 50% of consolidated sales and decreased $4.9 million, or 4.9%, in the first quarter of 1997 compared to the first quarter of 1996. This decrease is due primarily to the transfer of certain customer programs to the Company's European and Asian sites in 1997 compared to U.S. sales sources for these programs in 1996. Increased sales as a result of a $2.5 million further penetration of the U.S. distribution market were offset by order delays in the telecom segment and weakness in the high end data market.

Sales in Europe represented approximately 27% of consolidated sales for the quarter ended March 31, 1997, and increased by $10.5 million, or 25.5%, due in part to the acquisition of the captive connector business of Ericsson Telecom AB on December 31, 1996, but also in part to greater demand for the company's products in certain markets as a result of rebounding economies. These increases were partially offset by unfavorable effects of currency changes between years. Sales in Asia Pacific make up approximately 23% of consolidated sales for the first quarter of 1997 and increased $2.8 million, or 6.9% over the same quarter in the previous year. The improvement in Asia Pacific is due primarily to increased demand for the Company's products in major end-user markets (computers and telecommunications) and in part to customers' shift of purchase of telecommunications products to local Asian content products. These increases are partially offset by the unfavorable effects of currency changes between years, primarily in Japan. Changing currencies adversely impacted sales reported in both Europe and Asia, reducing sales by approximately 7.7% on a combined basis, in the first quarter of 1997 compared to the first quarter of 1996.

Cost of goods sold increased to $120.6 million in the first quarter of 1997 from $118.2 million in the same quarter of 1996, a $2.4 million increase, and improved to 64.0% of sales compared to 65.6% of sales in the first quarter of 1996. The increase in total costs is due primarily to the growth in total product volume sold. The increase is partially offset by the favorable impact of the stronger U.S. dollar against currencies in Europe and Asia. The improvement in costs as a percent of sales is primarily a result of improved product sales mix and the Company's cost reduction activities, and partially a result of the spreading of fixed costs over a higher sales volume.

Selling, general and administrative expenses for the three months ended March 31, 1997 increased by $0.8 million, or 2.0%, over the comparable period in 1996, due primarily to increased sales volume and to the expansion of the Company's operating locations. As a percentage of sales, these costs decreased from 22.9% to 22.3%, due in part to cost reduction and containment activities and in part to the spreading of the fixed components of such expenses over a higher sales volume.

Other expense decreased $.7 million, from $8.2 million in the first quarter of 1996 to $7.5 million in the first quarter of 1997, due primarily to reduced interest expense and deferred financing costs amortization in 1997, based on the New Credit Facility entered into in February 1996 containing lower interest rates and financing costs than the previous credit agreement.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $3.3 million for the three months ended March 31, 1997, which compares to $3.2 million provided by operating activities for the comparable period in 1996. This fluctuation is primarily due to increased earnings, offset by the increased working capital requirements to support the increase in volume of sales in the first quarter of 1997.

Net cash used in investing activities was $11.1 million for the three months ended March 31, 1997, compared to net cash used of $16.3 million for the three months ended March 31, 1996. The net cash used in investing activities for the first three months of 1996 includes construction costs of the new Huntingdon County facility, and, for the first three months of 1996 and 1997, the remainder represents capital expenditures.

Cash provided by financing activities was $10.3 million for the three months ended March 31, 1997, compared to $4.5 million for the comparable period in 1996. The source of cash in 1997 represents net borrowings under the New Credit Facility. The source of cash in 1996 represents proceeds from the Company's New Credit Facility and initial public offering, offset by funds used to (i) repay the Amended Credit Agreement, (ii) redeem and purchase all outstanding Preferred Stock, and (iii) pay financing costs related to the aforementioned transactions.

PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits Filed as Part of this Report

Exhibit
  No.                           Description of Exhibit
-------   ---------------------------------------------------------------------
<BTB>
  3.1     Certificate of Elimination of Series B Preferred Stock and
          Series D Preferred Stock of Berg Electronics Corp., dated
          September 11, 1996.**

  3.2     [Item intentionally omitted.]

  3.3     Certificate of Incorporation of Berg Electronics Corp. (f/k/a Berg
  	    Electronics Group, Inc.; f/k/a Berg Electronics Holdings Corp.; f/k/a
 	    Berg CS Holdings, Inc.), together with amendments thereto. (1)

  3.4     Certificate of Amendment to Certificate of Incorporation, dated
   	    February 29, 1996, of Berg Electronics Corp. (2)

  3.5	    Bylaws of Berg Electronics Corp. (1)

 10.1+    First Amendment to the Amended and Restated Executive
          Employment Agreement, dated as of August 5, 1996, by and among James N. Mills, Berg Electronics Corp., Berg Electronics
          Group, Inc. and certain of its subsidiaries.**

 10.2+    First Amendment to the Amended and Restated Executive
          Employment Agreement, dated as of August 5, 1996, by and among David M. Sindelar, Berg Electronics Corp., Berg Electronics
          Group, Inc. and certain of its subsidiaries.**

 10.3+    First Amendment to the Amended and Restated Executive
          Employment Agreement, dated as of August 5, 1996, by and among
          W. Thomas McGhee, Berg Electronics Corp., Berg Electronics
          Group, Inc. and certain of its subsidiaries.**

 10.4+    First Amendment to the Amended and Restated Executive
          Employment Agreement, dated as of August 5, 1996, by and among Larry S. Bacon, Berg Electronics Corp., Berg Electronics
          Group, Inc. and certain of its subsidiaries.**

 10.5+    Amendment to the Amended and Restated Executive Employment
          Agreement, dated as of January 1, 1997, by and among Robert N.
          Mills, Berg Electronics Corp., Berg Electronics Group, Inc.
          and certain of its subsidiaries.**

 10.6+    Amendment to the Amended and Restated Executive Employment
          Agreement, dated as of January 1, 1997, by and among Timothy
          L.  Conlon, Berg Electronics Corp.and Berg Electronics Group,
          Inc.**

 11.0     Computation of Net Earnings (Loss) Per Share.*

 27.0     Financial Data Schedule.*

(1) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-1, Registration No. 33-98240, and incorporated by reference herein.
(2) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference
	herein.

*     Filed herewith.
**    To be filed in an amended 10-Q on or before May 15, 1997.
+     Indicates a management contract or compensatory plan or arrangement.

                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          BERG ELECTRONICS CORP.


Dated:  April 28, 1997                    By:    /s/ JOSEPH S. CATANZARO
                                              _________________________________
                                              Name :  Joseph S. Catanzaro
                                              Title:  Chief Accounting Officer