Form 10-Q/A
period 1997-03-31
BERG ELECTRONICS CORP /DE/
filed 1997-05-15
CIK 904900

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q/A
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1997
                               -----------------------------------------------
                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

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

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                  Outstanding at
                      Class                       April 25, 1997
           -------------------------------------  --------------
           <BTB>
           Common Stock                             19,134,537
           Class A Common Stock                      1,384,291

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Filed as Part of this Report

Exhibit
  No.                               Description of Exhibit
-------           --------------------------------------------------------
<BTB>
3.1               Certificate of Elimination of Series B Preferred Stock and
                  Series D Preferred Stock of Berg Electronics Corp., dated
                  September 11, 1996.*

3.2               [Item intentionally omitted.]

3.3               Certificate of Incorporation of Berg Electronics Corp. f/k/a
                  Berg Electronics Group, Inc.; f/k/a Berg Electronics
                  Holdings Corp.; f/k/a Berg CS Holdings, Inc. together with amendments thereto.(1)

3.4 Certificate of Amendment to Certificate of Incorporation, dated February 29, 1996, of Berg Electronics Corp. (2)

3.5               Bylaws of Berg Electronics Corp. (1)

10.1**            First Amendment to the Amended and Restated Executive
                  Employment Agreement, dated as of August 5, 1996, by and
			among James N. Mills, Berg Electronics Corp., Berg
                  Electronics Group, Inc. and certain of its subsidiaries.*

10.2**            First Amendment to the Amended and Restated Executive
                  Employment Agreement, dated as of August 5, 1996, by and among David M. Sindelar, Berg Electronics Corp., Berg
                  Electronics Group, Inc. and certain of its subsidiaries.*

10.3**            First Amendment to the Amended and Restated Executive
                  Employment Agreement, dated as of August 5, 1996, by and among W. Thomas McGhee, Berg Electronics Corp., Berg
                  Electronics Group, Inc. and certain of its subsidiaries.*

10.4**            First Amendment to the Amended and Restated Executive
                  Employment Agreement, dated as of August 5, 1996, by and among Larry S. Bacon, Berg Electronics Corp., Berg
                  Electronics Group, Inc. and certain of its subsidiaries.*

10.5**            Amendment to the Amended and Restated Executive Employment
                  Agreement, dated as of January 1, 1997, by and among Robert
                  N. Mills, Berg Electronics Corp., Berg Electronics Group,
                  Inc. and certain of its subsidiaries.*

10.6**            Amendment to the Amended and Restated Executive Employment
                  Agreement, dated as of January 1, 1997, by and among Timothy
                  L. Conlon, Berg Electronics Corp.and Berg Electronics Group,
                  Inc.*

11.0              Computation of Net Earnings (Loss) Per Share. (3)

(1) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-1, Registration No. 33-98240, and incorporated by reference herein.
(2) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.
(3) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-Q for the quarter ended March 31, 1997, and incorporated by reference herein.

*     Filed herewith.
**    Indicates a management contract or compensatory plan or arrangement.


                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            BERG ELECTRONICS CORP.


Dated:  May 15, 1997                        By:    /s/ JOSEPH S. CATANZARO
                                               -------------------------------
                                               Name:   Joseph S. Catanzaro
                                               Title:  Chief Accounting Officer


Exhibit
  No.                               Description of Exhibit
-------           --------------------------------------------------------
<BTB>
3.1               Certificate of Elimination of Series B Preferred Stock and
                  Series D Preferred Stock of Berg Electronics Corp., dated
                  September 11, 1996.*

3.2               [Item intentionally omitted.]

3.3               Certificate of Incorporation of Berg Electronics Corp. f/k/a
                  Berg Electronics Group, Inc.; f/k/a Berg Electronics
                  Holdings Corp.; f/k/a Berg CS Holdings, Inc. together with amendments thereto.(1)

3.4 Certificate of Amendment to Certificate of Incorporation, dated February 29, 1996, of Berg Electronics Corp. (2)

3.5               Bylaws of Berg Electronics Corp. (1)

10.1**            First Amendment to the Amended and Restated Executive
                  Employment Agreement, dated as of August 5, 1996, by and among James N. Mills, Berg Electronics Corp., Berg
                  Electronics Group, Inc. and certain of its subsidiaries.*

10.2**            First Amendment to the Amended and Restated Executive
                  Employment Agreement, dated as of August 5, 1996, by and among David M. Sindelar, Berg Electronics Corp., Berg
                  Electronics Group, Inc. and certain of its subsidiaries.*

10.3**            First Amendment to the Amended and Restated Executive
                  Employment Agreement, dated as of August 5, 1996, by and among W. Thomas McGhee, Berg Electronics Corp., Berg
                  Electronics Group, Inc. and certain of its subsidiaries.*

10.4**            First Amendment to the Amended and Restated Executive
                  Employment Agreement, dated as of August 5, 1996, by and among Larry S. Bacon, Berg Electronics Corp., Berg
                  Electronics Group, Inc. and certain of its subsidiaries.*

10.5**            Amendment to the Amended and Restated Executive Employment
                  Agreement, dated as of January 1, 1997, by and among Robert
                  N. Mills, Berg Electronics Corp., Berg Electronics Group,
                  Inc. and certain of its subsidiaries.*

10.6**            Amendment to the Amended and Restated Executive Employment
                  Agreement, dated as of January 1, 1997, by and among Timothy
                  L. Conlon, Berg Electronics Corp.and Berg Electronics Group,
                  Inc.*

11.0              Computation of Net Earnings (Loss) Per Share.(3)


(1) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-1, Registration No. 33-98240, and incorporated by reference herein.
(2) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.
(3) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-Q for the quarter ended March 31, 1997, and incorporated by reference herein.

*   Filed herewith.
**  Indicates a management contract or compensatory plan or arrangement.
