Form 10-Q
period 1997-06-30
BERG ELECTRONICS CORP /DE/
filed 1997-07-29
CIK 904900

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30,
1997

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

                              YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding at
           Class                                       July 25, 1997
  Common Stock                                          19,151,080
  Class A Common Stock                                   1,384,291

BERG ELECTRONICS CORP. & SUBSIDIARIES

                                                        INDEX
PART I - FINANCIAL INFORMATION                                                                                     Page
  Berg Electronics Corp. & Subsidiaries
    Condensed Consolidated Balance Sheets as of June 30, 1997
      and December 31, 1996...............................................                                            4
    Condensed Consolidated Statements of Operations for the three
      and six months ended June 30, 1997 and 1996.........................                                            5
    Condensed Consolidated Statements of Cash Flows for the six
      months ended June 30, 1997 and 1996.................................                                            6
    Notes to Condensed Consolidated Financial Statements..................                                            7

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................                                            9

PART II - OTHER INFORMATION...............................................                                           11

SIGNATURES................................................................                                           12

EXHIBIT 10.1 - INCENTIVE COMPENSATION PLAN.................................................................          14

EXHIBIT 11 - COMPUTATION OF NET EARNINGS (LOSS) PER SHARE.................                                           17

                                        BERG ELECTRONICS CORP. & SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (In thousands)
                                                                                 June 30,            December 31,
                                                                                  1997             1996
    ASSETS                                                                     (Unaudited)
    Current assets:
      Cash and cash equivalents.....................                                  $ 12,273              $  8,999
      Accounts receivable, net .....................                                   126,098               104,134
      Inventories...................................                                    95,292                91,823
      Prepaid expenses and other....................                                    18,850                13,935
        Total current assets........................                                   252,513               218,891
      Property, plant and equipment, net............                                   258,119               259,905
      Intangibles and other assets..................                                   191,202               203,211
        Total assets................................                                  $701,834              $682,007

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Current maturities of long-term obligations...                                  $ 37,662              $ 33,912
      Accounts payable..............................                                    68,705                60,822
      Accrued liabilities...........................                                    87,563                82,997
        Total current liabilities...................                                   193,930               177,731
    Long-term obligations, less current maturities..                                   324,008               324,646
    Other long-term liabilities.....................                                    40,450                40,738
    Stockholders' equity:
      Contributed capital...........................                                   116,583               116,504
      Retained earnings.............................                                    38,327                19,836
      Cumulative translation adjustments............                                   (11,464)                2,552
        Total stockholders' equity..................                                   143,446               138,892
        Total liabilities and stockholders' equity..                                  $701,834              $682,007

[FN]

See accompanying notes to the condensed consolidated financial statements.

BERG ELECTRONICS CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)


                                    Three Months Ended       Six Months Ended
                                        June 30,______           June 30,_______
                                  1997___      1996___          1997___           1996___
Net sales.....................    $202,505          $178,063          $391,016         $358,181
Operating expenses:
  Cost of goods sold..........     130,722           116,132           251,341          234,336
  Selling, general and
    Administrative............      43,253            39,309            85,277           80,523
  Amortization and other......       4,264             3,249             8,540            6,492
Operating income..............                        24,266            19,373            45,858           36,830
Other income (expense):
  Interest expense............      (6,800)           (6,818)          (13,687)         (14,648)
  Amortization of deferred
    Financing costs...........        (759)             (716)           (1,518)          (1,972)
  Other, net..................        (572)              639              (460)           1,525
Income before income tax
  Provision and extraordinary
  items.......................      16,135            12,478            30,193           21,735
Income tax provision..........       6,290             4,866            11,702            8,568
Income before extraordinary
  items.......................       9,845             7,612            18,491           13,167
Extraordinary items - losses
  on early extinguishment of
  debt, net of income tax
  benefit of $12,443..........    _____--                 --              --            (18,664)
Net income (loss)............        9,845             7,612            18,491           (5,497)
Preferred stock:
  Accretion and dividends.....          --                --               --            (5,469)
  Excess of fair value over
   book value of redemption
   and purchase...............          --              --                --             (21,866)

Net income (loss) applicable
 to common shares.............     $  9,845          $  7,612         $  18,491         $(32,832)

Net income (loss) per common
  share before extraordinary
  items.......................     $   0.47         $   0.37         $    0.89          $  (0.79)

Net income (loss) per common
  share.......................     $   0.47         $   0.37         $    0.89          $  (1.82)


[FN]
See accompanying notes to the condensed consolidated financial statements.

BERG ELECTRONICS CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                        Six Months Ended
                                                                                               June 30,
                                                                                       1997             1996

Cash flows provided by (used in) operating
  activities:
  Net income (loss)..................................                                  $ 18,491         $ (5,497)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Extraordinary items............................                                      --             31,107
      Depreciation...................................                                    23,318           22,872
      Amortization and other non-cash charges .......                                    10,058            8,464
      Change in assets and liabilities:
        Accounts receivable..........................                                   (26,575)          (2,858)
        Inventories..................................                                    (5,966)         (18,903)
        Prepaid expenses and other...................                                    (5,999)          (3,195)
        Accounts payable.............................                                     9,019            1,560
        Accrued and other liabilities................                                     7,351            2,844
        Other, net...................................                                    (1,098)         (12,652)
Net cash from operating activities...................                                    28,599           23,742
Cash flows provided by (used in) investing
  activities:
    Capital expenditures, net........................                                   (27,853)         (28,629)
    Net cash from investing activities...............                                   (27,853)         (28,629)
Cash flows provided by (used in) financing
  activities:
    Proceeds from issuance of long-term obligations..                                    69,833          364,831
    Repayment of long-term obligations...............                                   (67,127)        (346,152)
    Proceeds from issuance of common stock...........                                        79            --
    Equity proceeds..................................                                     --             147,033
    Redemption and purchase of preferred stock.......                                     --            (143,005)
    Financing costs..................................                                    --              (25,208)
Net cash from financing activities...................                                     2,785           (2,501)
Effect of exchange rate changes on cash..............                                      (257)            (170)
Net change in cash and cash equivalents..............                                     3,274           (7,558)
Cash and cash equivalents at beginning of the period.                                     8,999           19,601
Cash and cash equivalents at end of the period.......                                  $ 12,273         $ 12,043


[FN]
See accompanying notes to the condensed consolidated financial statements.

BERG ELECTRONICS CORP. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)


1.       BASIS OF PRESENTATION

         Unaudited Interim Condensed  Consolidated  Financial
         Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year.

         Statement of Cash Flows

         Interest paid for the six months ended June 30, 1997 and 1996, is approximately $13,800 and $14,500, respectively. Income taxes paid for the six months ended June 30, 1997 and 1996, are approximately $1,400 and $3,300, respectively.

2.       INVENTORIES

         The composition of inventories at June 30, 1997, is as follows:

          Raw materials ............................................                                         $ 31,314
          Work-in-process ..........................................                                           31,700
          Finished goods ...........................................                                           32,278
          Total                                                                                              $ 95,292

         The carrying value of inventories valued at LIFO, at June 30, 1997, is approximately $39,500 and its current cost is approximately $31,700.

3.       RECENT DEVELOPMENTS

         In February 1997, the Financial Accounting
         Standards Board Adopted SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted. The effect of the adoption of SFAS No. 128 will not have a significent impact on earnings per share for the quarters and periods ended June 30, 1997 and 1996 as show in the tables below.


                                                                                              Three Months
                                                                                                 Ended
                                                                                                June 30,
                                                                                       ---------------------------
                                                                                           1997          1996
                                                                                       -------------- ------------
       Basic Earnings Per Share:
         Income before extraordinary items..........................................     $    0.48      $   0.37
         Net income.................................................................     $    0.48      $   0.37

       Diluted Earnings Per Share:
         Income before extraordinary items..........................................     $    0.47      $   0.37
         Net income.................................................................     $    0.47      $   0.37



                                                                                               Six Months
                                                                                                 Ended
                                                                                                June 30,
                                                                                       ---------------------------
                                                                                           1997          1996
                                                                                       -------------- ------------
       Basic Earnings (Loss) Per Share:
         Income (loss) before extraordinary items...................................     $    0.90      $  (0.79)
         Net income (loss)..........................................................     $    0.90      $  (1.82)

       Diluted Earnings (Loss) Per Share:
         Income (loss) before extraordinary items...................................     $    0.89      $  (0.79)
         Net income (loss)..........................................................     $    0.89      $  (1.82)


Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share for the quarter ended June 30, 1996, included the effect of conversions of options; for the six months ended June 30, 1996, diluted earnings (loss) per common share did not include the effect of conversions of options, as the effect was antidilutive. For the quarter and six months ended June 30, 1997, diluted earnings per share were determined on the assumption that the options issued and outstanding were exercised as of the beginning of the period. For the six months ended June 30, 1996, basic and diluted loss per share for extraordinary items was $(1.04).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Three Months Ended June 30, 1997 Compared to Three Months
Ended June 30, 1996

Net sales for the three months ended June 30, 1997 were $202.5 million, representing a $24.4 million, or 13.7%, increase from the comparable period in 1996.

North American sales represented approximately 48% of consolidated sales and increased $2.1 million, or 2.1%, in the second quarter of 1997 compared to the second quarter of 1996. This increase was due primarily to strong mobile, telecom, datacom and networking demand, and a broadening customer base. The increase was offset somewhat by the transfer of certain customer programs to the Company's European and Asian locations in 1997, compared to U.S. sales sources for these programs in 1996.

Sales in Europe represented approximately 29% of consolidated sales for the quarter ended June 30, 1997, and increased by $20.0 million, or 52.2%, due in part to the acquisition of the captive connector business of Ericsson Telecom AB on December 31, 1996, in part to greater demand for the Company's products in most end-user and geographic markets, and in part to the transfer of certain customer programs to European sources in 1997 compared to U.S. sales sources for these programs in 1996. These increases were partially offset by unfavorable effects of currency changes between years. Sales in Asia Pacific made up approximately 23% of consolidated sales for the second quarter of 1997 and increased $2.4 million, or 5.5%, over the same quarter in 1996. The improvement in Asia Pacific was primarily due to increased demand for the Company's products in end-user markets (computers and telecommunications) and in part to the transfer of certain customer programs to Asian sources in 1997 compared to U.S. sales sources for these programs in 1996. These increases were partially offset by the unfavorable effects of currency changes between years, primarily in Japan and Korea. Changing currencies adversely impacted sales reported in both Europe and Asia, reducing sales in those regions by approximately 10.4% on a combined basis, in the second quarter of 1997 compared to the second quarter of 1996.

Due primarily to increased sales volume, cost of goods sold increased by $14.6 million, or 12.6%, over the comparable period in 1996. The increase was partially offset by the favorable impact of the stronger U.S. dollar against currencies in Europe and Asia. Cost of goods sold as a percent of sales improved to 64.6% in the second quarter of 1997 from 65.2% in the second quarter of 1996, primarily as a result of improved product sales mix and the Company's cost reduction and containment activities, and partially as a result of the spreading of fixed costs over a higher sales volume.

Due primarily to increased sales volumes, selling, general and administrative expenses for the three months ended June 30, 1997, increased by $3.9 million, or 10.0%, over the comparable period in 1996, but as a percentage of sales decreased from 22.1% to 21.4% due in part to cost reduction and containment activities and also to the spreading of the fixed components of such expenses over a higher sales volume.

Other expenses increased $1.2 million from $6.9 million in the second quarter of 1996 to $8.1 million in the second quarter of 1997, due primarily to currency gains in the second quarter of 1996 that did not recur in 1997.

Six Months Ended June 30, 1997 Compared to Six Months Ended
June 30, 1996

Net sales for the six months ended June 30, 1997 were $391.0 million, representing a $32.8 million, or 9.2%, increase from the comparable period in 1996.

North American sales decreased $2.8 million, or 1.4%, in the first six months of 1997 compared to the comparable period in 1996. This decrease was due primarily to the transfer of certain customer programs to the Company's European and Asian sites in 1997 compared to U.S. sales sources for these programs in 1996. Increased sales as a result of further penetration of the U.S. distribution market were offset by order delays in telecom segment and weakness in high-end data market.

Sales in Europe increased by $30.5 million, or 38.3%, due in part to the acquisition of the captive connector business of Ericsson Telecom AB on December 31, 1996, in part to greater demand for the Company's products in most end-user and geographic markets, and in part to the transfer of certain customer programs to European sources in 1997 compared to U.S. sales sources for these programs in 1996. These increases were partially offset by unfavorable effect of currency changes between years. Sales in Asia Pacific increased $5.2 million, or 6.2%. The improvement in Asia Pacific was primarily due to increased demand in the Company's major end-user markets (computers and telecommunications) and in part to transfer of certain customer programs to Asian sources in 1997 compared to U.S. sales sources for these programs in 1996. Changing currencies adversely impacted sales recorded in Europe and Asia, reducing sales by approximately 9.1% on a combined basis in the first half of 1997 compared to the first half of 1996.

Due primarily to increased sales volume, cost of goods sold increased by $17.0 million, or 7.3%, over the comparable period in 1996. As a result of cost containment and reduction activities and the spreading of fixed costs over high sales volume, cost of goods sold as a percent of sales improved to 64.3% in the first half of 1997 from 65.4% for the comparable period in 1996.

Due primarily to increased sales volume, selling, general and administrative expenses increased by $4.8 million, or 6.0%, over the comparable period in 1996, but as a percentage of sales decreased from 22.5% to 21.8% in the first half of 1997 due in part to cost reduction and containment activities and also to the spreading of the fixed components of such expenses over a higher sales volume.

Other expenses increased $0.6 million from $15.1 million in the first half of 1996 to $15.7 million in the first half of 1997 due primarily to changing currencies resulting in $0.2 million in gains in the first half of 1997 as compared to $2.5 million in gains in the first half of 1996 offset by reduced interest expense and amortization of financing costs in 1997 due to the credit facility (the "Credit Facility") entered into in February 1996 containing lower interest rates and financing costs than the previous credit agreement.


Liquidity and Capital Resources

Net cash provided by operating activities was $28.6 million for the six months ended June 30, 1997, which compared to $23.7 million provided by operating activities for the comparable period in 1996. This fluctuation was primarily due to increased earnings.

Net cash used in investing activities was $27.9 million for the six months ended June 30, 1997, compared to net cash used of $28.6 million for the six months ended June 30, 1996. The net cash used in investing activities for the first six months of 1996 included construction costs of the Huntingdon County facility, and for the first six months of 1997 and 1996, the remainder represents capital expenditures.

Cash provided by financing activities was $2.8 million for the six months ended June 30, 1997, compared to cash used by financing activities $2.5 million for the comparable period in 1996. The source of cash in 1997 represented net borrowings under the Credit Facility. The use of cash in 1996 represented proceeds from the Company's Credit Facility and initial public offering, offset by funds used to (i) repay the Company's previous credit agreement, (ii) redeem and purchase all outstanding Preferred Stock, (iii) redeem and purchase all outstanding Debentures and, (iv) pay financing costs related to the aforementioned transactions.

PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The Annual Meeting of Stockholders was held on
       Monday, May 12, 1997.
(b)      Not applicable.
(c) The following matters were submitted to and approved by the stockholders:
                  (i)      The Berg Electronics Corp. Senior
                  Executive Incentive Compensation Plan (the
                  "Incentive Compensation Plan") as prepared and adopted by the Compensation Committee of the Board of Directors. The votes were cast as follows: For - 18,046,919;
                  Against - 86,094; Abstentions and broker non-votes - 3,715.
                  (ii)     The election of two class II
                  directors, Charles W. Tate and Timothy L.
                  Conlon, each for a three year term
                  expiring in the year 2000.  For Charles W.
                  Tate, the votes were cast as follows:  For
                  - 18,022,363, Against - 0; Abstentions and broker non-votes - 114,365. For Timothy
                  L. Conlon, the votes were cast as
                  follows:  For - 18,022,363, Against - 0;
                  Abstentions and broker non-votes - 114,365.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits Filed as Part of this Report

      Exhibit No.
                                                    Description of Exhibit
      ------------
           3.1     Certificate of Elimination of Series B Preferred Stock and
                   Series D Preferred Stock of
                   Berg Electronics Corp., dated September 11, 1996.(3)

           3.2     [Item intentionally omitted.]

           3.3     Certificate of Incorporation of Berg Electronics Corp. f/k/a
                   Berg Electronics Group, Inc.; f/k/a Berg Electronics Holdings
                   Corp.; f/k/a Berg CS Holdings, Inc., together with amendments thereto.(1)

           3.4 Certificate of Amendment to Certificate of Incorporation, dated February 29, 1996, of Berg Electronics Corp. (2)

           3.5     Bylaws of Berg Electronics Corp. (1)

          10.1**   Berg Electronics Corp. 1997 Senior Executive Incentive
                   Compensation Plan.*

          11.0     Computation of Net Earnings (Loss) Per Share.*

          27.0     Financial Data Schedule.*

[FN]
(1)      Filed previously as an exhibit to the Registration
         Statement of Berg Electronics Corp. on Form S-1,
         Registration No. 33-98240, and incorporated by reference herein.
(2)      Filed previously as an exhibit to the Berg
         Electronics Corp. Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.
(3)      Filed previously as an exhibit to the Berg
         Electronics Corp. Forms 10-Q and 10-Q/A for the quarter ended March 31, 1997, and incorporated by reference herein.

*        Filed herewith.
**       Indicates a management contract or compensatory
plan or arrangement.

(b)      Reports on Form 8-K.

         None

[/FN]

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         .........
BERG ELECTRONICS CORP.


Dated:  July 28, 1997                                By:
/s/ JOSEPH S. CATANZARO

____________________________________
                                              Name:  Joseph
S. Catanzaro
                                              Title: Chief
Accounting Officer