Form 10-Q
period 1997-09-30
BERG ELECTRONICS CORP /DE/
filed 1997-10-28
CIK 904900

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                               ------------------------------------
                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------- to ----------------

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

                            YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                     Outstanding at
                   Class                          October 27, 1997(1)
                   -----                          -------------------
               Common Stock                            39,029,810
               Class A Common Stock                     1,983,546


(1) Adjusted to reflect the Company's two-for-one stock split in the form of a 100% stock dividend, paid on October 20, 1997 to holders of record on September 29, 1997.

                     BERG ELECTRONICS CORP. & SUBSIDIARIES




                                     INDEX


PART I - FINANCIAL INFORMATION                                             Page
  Berg Electronics Corp. & Subsidiaries
    Condensed Consolidated Balance Sheets as of December 31, 1996
      and September 30, 1997                                                 3
    Condensed Consolidated Statements of Operations for the three
      and nine months ended September 30, 1996 and 1997                      4
    Condensed Consolidated Statements of Cash Flows for the nine
      months ended September 30, 1996 and 1997                               5
    Notes to Condensed Consolidated Financial Statements                     6

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                    8

PART II - OTHER INFORMATION                                                 11

SIGNATURES                                                                  12

EXHIBIT 11 - COMPUTATION OF NET EARNINGS (LOSS) PER SHARE                   14

EXHIBIT 27a - FINANCIAL DATA SCHEDULE                                       15

                     BERG ELECTRONICS CORP. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                       December 31,  September 30,
                                                          1996           1997
                                                       ------------  -------------
ASSETS                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                             $   8,999     $   8,786
  Accounts receivable, net                                104,134       135,377
  Inventories                                              91,823        93,612
  Prepaid expenses and other                               13,935        17,117
                                                        ---------     ---------
    Total current assets                                  218,891       254,892
  Property, plant and equipment, net                      259,905       264,033
  Intangibles and other assets                            203,211       182,866
                                                        ---------     ---------
    Total assets                                        $ 682,007     $ 701,791
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations           $  33,912     $  26,412
  Accounts payable                                         60,822        69,993
  Accrued liabilities                                      82,997        95,166
                                                        ---------     ---------
    Total current liabilities                             177,731       191,571
Long-term obligations, less current maturities            324,646       331,553
Other long-term liabilities                                40,738        39,158
Stockholders' equity:
  Contributed capital                                     116,504       116,697
  Retained earnings                                        19,836        40,571
  Cumulative translation adjustments                        2,552       (17,759)
                                                        ---------     ---------
    Total stockholders' equity                            138,892       139,509
                                                        ---------     ---------
    Total liabilities and stockholders' equity          $ 682,007     $ 701,791
                                                        =========     =========

  See accompanying notes to the condensed consolidated financial statements.

                     BERG ELECTRONICS CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                ----------------------    ---------------------
                                  1996         1997         1996         1997
                                ---------    ---------    ---------    ---------
Net sales                       $ 172,537    $ 195,792    $ 530,718    $ 586,808
Operating expenses:
  Cost of goods sold              112,201      127,182      346,537      378,523
  Selling, general and
    administrative                 38,724       42,588      119,247      127,865
  Amortization and other            3,240        4,327        9,732       12,867
                                ---------    ---------    ---------    ---------
Operating income                   18,372       21,695       55,202       67,553
Other income (expense):
  Interest expense                 (6,964)      (6,899)     (21,612)     (20,586)
  Amortization of deferred
    financing costs                  (708)        (348)      (2,680)      (1,866)
  Other, net                          (34)      (1,014)       1,491       (1,474)
                                ---------    ---------    ---------    ---------
Income before income tax
  provision and extraordinary
  items                            10,666       13,434       32,401       43,627
Income tax provision                4,106        5,226       12,674       16,928
                                ---------    ---------    ---------    ---------
Income before extraordinary
  items                             6,560        8,208       19,727       26,699
Extraordinary items - losses
  on early extinguishment of
  debt, net of income tax
  benefits of $3,734,
  $12,443 and $3,734,                  --       (5,964)     (18,664)      (5,964)
  respectively                   --------     --------     --------     --------
Net income                          6,560        2,244        1,063       20,735
Preferred stock:
  Accretion and dividends              --           --       (5,469)          --
  Excess of fair value over
    book value of redemption
    and purchase                       --           --      (21,866)          --
                                ---------    ---------    ---------    ---------

Net income (loss) applicable
  to common shares              $   6,560    $   2,244    $ (26,272)   $  20,735
                                =========    =========    =========    =========

Net income (loss) per common
  share before extraordinary
  items                         $    0.16    $    0.20    $   (0.20)   $    0.64
                                =========    =========    =========    =========

Net income (loss) per common
  share                         $    0.16    $    0.05    $   (0.70)   $    0.50
                                =========    =========    =========    =========


  See accompanying notes to the condensed consolidated financial statements.

                     BERG ELECTRONICS CORP. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                          1996         1997
                                                       ---------    ---------
Cash flows provided by (used in) operating
  activities:
  Net income                                           $   1,063    $  20,735
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Extraordinary items                                 31,107        9,698
      Depreciation                                        33,590       34,563
      Amortization and other non-cash charges             12,411       14,733
      Change in assets and liabilities:
        Accounts receivable                                2,972      (36,805)
        Inventories                                      (18,871)      (6,813)
        Prepaid expenses and other                        (3,312)      (5,224)
        Accounts payable                                 (11,076)      11,322
        Accrued and other liabilities                      6,497       15,958
        Other, net                                       (16,102)      (6,970)
                                                       ---------    ---------
Net cash from operating activities                        38,279       51,197
                                                       ---------    ---------
Cash flows provided by (used in)
  investing activities:
    Capital expenditures, net                            (42,849)     (48,706)
                                                       ---------    ---------
    Net cash from investing activities                   (42,849)     (48,706)
                                                       ---------    ---------
Cash flows provided by (used in)
  financing activities:
    Proceeds from issuance of long-term obligations      381,093      477,533
    Repayment of long-term obligations                  (362,786)    (478,533)
    Financing costs                                      (25,208)      (1,235)
    Proceeds from issuance of common stock                    54          193
    Equity proceeds                                      147,033           --
    Redemption and purchase of preferred stock          (143,005)          --
                                                       ---------    ---------
Net cash from financing activities                        (2,819)      (2,042)
                                                       ---------    ---------
Effect of exchange rate changes on cash                      (44)        (662)
                                                       ---------    ---------
Net change in cash and cash equivalents                   (7,433)        (213)
Cash and cash equivalents at beginning of the period      19,601        8,999
                                                       ---------    ---------
Cash and cash equivalents at end of the period         $  12,168    $   8,786
                                                       =========    =========

  See accompanying notes to the condensed consolidated financial statements.

                     BERG ELECTRONICS CORP. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)

1.       BASIS OF PRESENTATION

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.
         The results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year.

         Statement of Cash Flows

         Interest paid for the nine months ended September 30, 1996 and 1997, is approximately $20,300 and $21,500, respectively. Income taxes paid for the nine months ended September 30, 1996 and 1997, is approximately $3,700 and $2,900, respectively.

2.       INVENTORIES

         The composition of inventories at September 30, 1997, is as follows:


         Raw materials                                              $   30,826
         Work-in-process                                                31,182
         Finished goods                                                 31,604
                                                                    ----------
             Total                                                  $   93,612
                                                                    ==========

         The carrying value of inventories valued at LIFO, at September 30, 1997, is approximately $39,600 and its current cost is approximately $31,300.

3.       CURRENT EVENTS

         On October 29, 1997, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, to register 9,537,467 shares, on behalf of certain selling shareholders. Sale of shares under this offering is expected to be completed in November 1997.

         On October 20, 1997, the Company paid a 2-for-1 split of its Common Stock, $0.01 par value per share, and its Class A Common Stock, $0.01 par value per share, effected in the form of a 100% stock dividend to holders of record on September 29, 1997. All share and per share data in the accompanying condensed consolidated financial statements for all periods presented have been restated to give effect to this stock split.

         On August 7, 1997, the Company entered into a new credit facility (the "New Credit Facility") that was used to extinguish and replace the Credit Agreement dated February 29, 1996, as amended December 18, 1996 (the "IPO Credit Facility"). The refinancing resulted in a write off of $9,698 of deferred financing costs. This write off, net of income tax, is classified as an extraordinary item on the condensed consolidated statements of operations for the three and nine months ended September 30, 1997.

         The New Credit Facility consists of a $250,000 term loan (the "New Term Loan") and a $300,000 Revolving Credit Facility (the "New Revolving Facility"). The New Term Loan, which matures on December 31, 2003, provides for semi-annual mandatory principal payments beginning on December 31, 1997. Amounts outstanding under the New Revolving Facility are due on December 31, 2003. Borrowings under the New Credit Facility bear interest, at the option of the Company, at a rate per annum equal to (i) the Agent's Alternate Base Rate (as defined in the New Credit Facility) or (ii) 0.75% plus the Eurodollar rate per annum. Interest payment dates with respect to the New Revolving Credit Facility vary depending on the interest rate option selected by the Company, but generally, interest is payable quarterly. The commitment fee on the unused portion of the New Revolving Facility is 0.25% per annum on the average daily unused balance. The New Credit Facility contains several financial covenants that, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures, and pay cash dividends.

         In February 1997, the Financial Accounting Standards Board adopted SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted. The effect of the adoption of SFAS No. 128 will not have a significant impact on earnings per share for the quarters and periods ended September 30, 1996 and 1997 as shown in the tables below.


                                                       Three Months Ended      Nine Months Ended
                                                          September 30,         September 30,
                                                       -------------------   --------------------
                                                         1996       1997       1996        1997
                                                       --------   --------   --------    --------
         Basic Earnings (Loss) Per Share:
           Income (loss) before extraordinary items    $   0.16   $   0.20   $  (0.20)   $   0.65
                                                       ========   ========   ========    ========

           Net income (loss)                           $   0.16   $   0.05   $  (0.70)   $   0.51
                                                       ========   ========   ========    ========

         Diluted Earnings (Loss) Per Share:
           Income (loss) before extraordinary items    $   0.16   $   0.20   $  (0.20)   $   0.64
                                                       ========   ========   ========    ========

           Net income (loss)                           $   0.16   $   0.05   $  (0.70)   $   0.50
                                                       ========   ========   ========    ========

         Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of share of common stock outstanding during the period. Diluted earnings (loss) per common share for the quarter ended September 30, 1996, included the effect of conversions of options; for the nine months ended September 30, 1996, diluted earnings (loss) per common share did not include the effect of conversions of options, as the effect was antidilutive. For the quarter and six months ended September 30, 1997, diluted earnings per share were determined on the assumption that the options issued and outstanding were exercised as of the beginning of the period. For the quarter and nine months ended September 30, 1997, basic loss per share for extraordinary items was $(0.15) and diluted loss per share for extraordinary items was $(0.14). For the nine months ended September 30, 1996, basic and diluted loss per share for extraordinary items was $(0.50).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1997

Net sales for the three months ended September 30, 1997 were $195.8 million, representing a $23.3 million, or 13.5%, increase from the comparable period in 1996.

North American sales represented approximately 48% of consolidated sales and increased $1.5 million, or 1.5%, in the third quarter of 1997 compared to the third quarter of 1996. This increase is due primarily to strong mobile, telecom, datacom and networking demand, and a broadening customer base. This increase was somewhat offset by the transfer of certain customer programs to the Company's European and Asian locations in 1997, compared to U.S. sales sources for these programs in 1996.

Sales in Europe represented approximately 27% of consolidated sales for the three months ended September 30, 1997, and increased by $15.2 million, or 39.9%, due in part to the acquisition of the captive connector division of Ericsson Telecom AB on December 31, 1996, in part to greater demand for the Company's products in most end-user (primarily telecommunications) and geographic markets, and in part to the transfer of certain customer programs to European sources in 1997 compared to U.S sales sources for these programs in 1996. These increases were partially offset by unfavorable effects of currency changes between years in most countries in the region, with the exception of the U.K. Sales in Asia Pacific made up approximately 25% of consolidated sales for the third quarter of 1997 and increased $6.6 million, or 15.8%. The improvement in Asia Pacific was primarily due to increased demand for the Company's products in end-user markets (both computers and telecommunications) and in part to the transfer of certain customer programs to Asian sources in 1997 compared to U.S. sales sources for these programs in 1996. These increases were partially offset by the unfavorable effects of currency changes between years, primarily in Japan. Changing currencies adversely impacted sales recorded in Europe and Asia Pacific, reducing sales by approximately 7.0% on a combined basis, in the third quarter of 1997 compared to the third quarter of 1996.

Due primarily to increased sales volumes, cost of goods sold for the three months ended September 30, 1997 increased by $15.0 million, or 13.4%, over the comparable period in 1996. The increase was partially offset by the favorable impact of the stronger U.S dollar against currencies in Europe and Asia Pacific. Cost of goods sold remained at 65.0% of sales for the third quarter of 1997, the same result achieved during the comparable period in 1996. Cost reductions in 1997 compared to 1996 were offset by the greater costs, incurred in the Company's expanded European operations, during the holiday period experienced throughout Europe during the third quarter each year.

Selling, general and administrative expenses in the third quarter of 1997 increased by $3.9 million, or 10.0%, over the comparable period in 1996, but as a percentage of sales decreased from 22.4% to 21.8%. The increase in costs is generally due to increased sales volumes, and the improvement in costs as a percentage of sales is due in part to cost reduction and containment activities and also to the spreading of the fixed components of such expenses over a higher sales volume.

Other net expense increased $0.6 million, from $7.7 million in the third quarter of 1996 to $8.3 million in the third quarter of 1997, due to higher non-recurring non-operating costs, including net currency gains and losses, offset by lower costs of the Company's New Credit Facility experienced subsequent to the completion of the replacement of the IPO Credit Facility in August 1997.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1997

Net sales for the nine months ended September 30, 1997 were $586.8 million, representing a $56.1 million, or 10.6%, increase from the comparable period in 1996.

North American sales represented approximately 49% of consolidated net sales for the nine months ended September 31, 1997 and decreased $1.4 million, or 0.5%, in the first nine months of 1997 compared to the comparable period in 1996. This decrease was due primarily to the transfer of certain customer programs to the Company's European and Asia Pacific locations in 1997, compared to U.S. sales sources for these programs in 1996. Strong mobile, telecom, datacom, personal computer and networking demand, and a broadening customer base, including increased sales through distribution, served to offset weakness in the high-end data market.

Sales in Europe were approximately 28% of consolidated net sales for the first three quarters of 1997 and increased by $45.7 million, or 38.8%, compared to the same period in 1996. The increase was due in part to the acquisition of the captive connector business of Ericsson Telecom AB on December 31, 1996, in part to greater demand for the Company's products in most end-user (primarily telecommunications) and geographic markets and in part to the transfer of certain customer programs to European sources in 1997 compared to U.S sales sources for these programs in 1996. These increases were partially offset by unfavorable effects of currency changes between years in most countries in the region, with the exception of the U.K. Sales in Asia Pacific made up approximately 23% of consolidated sales for the first nine months of 1997 and increased $11.7 million, or 9.4%. The improvement in Asia Pacific was primarily due to increased demand for the Company's products in end-user markets (both computers and telecommunications) and in part to the transfer of certain customer programs to Asian sources in 1997 compared to U.S. sales sources for these programs in 1996. These increases were partially offset by the unfavorable effects of currency changes between years, primarily in Japan. Changing currencies adversely impacted sales recorded in Europe and Asia Pacific, reducing sales by approximately 8.4% on a combined basis, in the first three quarters of 1997 compared to the first nine months of 1996.

Due primarily to increased sales volumes, cost of goods sold for the nine months ended September 30, 1997 increased by $32.0 million, or 9.2%, over the comparable period in 1996. The increase was partially offset by the favorable impact of the stronger U.S dollar against currencies in Europe and Asia Pacific. As a result of cost containment and reduction activities and the spreading fixed costs over a larger sales volume, cost of goods sold as a percent of sales improved to 64.5% of sales for the first three quarters of 1997, compared to 65.3% for the same period in 1996.

Selling, general and administrative expenses for the first three quarters of 1997 increased by $8.6 million, or 7.2%, over the comparable period in 1996, but as a percentage of sales decreased from 22.5% to 21.8%. The increase in costs is generally due to increased sales volumes, and the improvement in costs as a percentage of sales is due in part to cost reduction and containment activities and also to the spreading of the fixed components of such expenses over a higher sales volume.

Other net expense increased $1.1 million, from $22.8 million in the first nine months of 1996 to $23.9 million in the first nine months of 1997 due to higher non-recurring non-operating costs including net currency gains and losses which were offset by lower costs of the Company's New Credit Facility experienced subsequent to the completion of the replacement of the IPO Credit Facility in August 1997.

Liquidity and Capital Resources

Net cash provided by operating activities was $51.2 million for the nine months ended September 30, 1997, which compares to $38.3 million provided by operating activities for the comparable period in 1996. The increase in cash generated by operations is primarily due to increased earnings, offset by net investment in working capital to support the increased sales volumes.

Net cash used in investing activities was $48.7 million for the nine months ended September 30, 1997, compared to net cash used of $42.8 million for the nine months ended September 30, 1996. The net cash used in investing activities for the first nine months of 1997 included the purchase of the Company's manufacturing facility in Iwaki City, Japan, previously held under lease, and for the first nine months of 1996 includes construction costs of the new Huntingdon County facility. For the first nine months of 1997 and 1996, the remainder represents capital expenditures.

Net cash used by financing activities was $2.0 million during the three quarters ended September 30, 1997, compared to $2.8 million for the comparable period in 1996. The net use of cash during the first nine months of 1997 included (i) loan payments made under each of the Company's IPO Credit Facility, prior to its extinguishment, and under the New Credit Facility thereafter, (ii) the extinguishment of all borrowings outstanding under the IPO Credit Facility, plus fees for the New Credit Facility, and (iii) required payments under the Company's financing arrangements secured by the Huntingdon County plant and under a seller note financing a previous acquisition. These uses of cash were offset by (a) funds borrowed under the New Credit Facility, and (b) and funds borrowed under a financing arrangement secured by the Company's Iwaki City, Japan plant. The net uses of cash in the first nine months of 1996 represent funds used to (i) repay the Company's credit agreement that preceded the IPO Credit Facility, (ii) redeem and purchase all of the outstanding shares of Preferred Stock, (iii) redeem and purchase all outstanding Debentures, (iv) pay financing costs related to the aforementioned transactions, and (v) repay indebtness under the IPO Credit Facility, offset by proceeds from the Company's IPO Credit Facility, initial public offering and Huntingdon County plant financing arrangements. The New Credit Facility, compared to the IPO Credit Facility, affords the Company greater financial flexibility through (i) lower borrowing costs, as long as financial ratios are maintained (ii) greater borrowing capacity, and (iii) less restrictive limitations on capital expenditures, acquisitions and borrowings outside of the U.S. At September 30, 1997, the Company had approximately $200 million borrowing capacity available under the New Credit Facility.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Filed as Part of this Report

   Exhibit
     No.                       Description of Exhibit
   -------                     ----------------------

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

     3.5    Bylaws of Berg Electronics Corp. (1)

    10.1 Amended and Restated Credit Agreement, dated as of August 7, 1997 among Berg Electronics Group, Inc., Berg Electronics Corp., the banks and other financial institutions from time to time parties thereto, and The Chase Manhattan Bank, as Agent for the Lenders.*

    10.2** Second Amended and Restated Executive Employement Agreement, dated as of November 1, 1997, by and among James N. Mills, Berg Electronics Corp., Berg Electronics Group, Inc. and certain of its subsidiaries.*

    10.3** Second Amended and Restated Executive Employement Agreement, dated as of November 1, 1997, by and among Robert N. Mills, Berg Electronics Corp., Berg Electronics Group, Inc. and certain of its subsidiaries.*

    10.4** Second Amended and Restated Executive Employement Agreement, dated as of November 1, 1997, by and among David M. Sindelar, Berg Electronics Corp., Berg Electronics Group, Inc. and certain of its subsidiaries.*

    10.5** Second Amended and Restated Executive Employement Agreement, dated as of November 1, 1997, by and among W. Thomas McGhee, Berg Electronics Corp., Berg Electronics Group, Inc. and certain of its subsidiaries.*

    10.6** Second Amended and Restated Executive Employement Agreement, dated as of November 1, 1997, by and among Larry S. Bacon, Berg Electronics Corp., Berg Electronics Group, Inc. and certain of its subsidiaries.*

    10.7** Second Amended and Restated Executive Employment Agreement, dated as of November 1, 1997, by and among Timothy L. Conlon, Berg Electronics Corp. and Berg Electronics Group, Inc.*

    11.0    Computation of Net Earnings (Loss) Per Share.*

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

(b)  Reports on Form 8-K.

     Berg Electronics Corp. Form 8-K filing dated August 25, 1997 - Item 5 Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        BERG ELECTRONICS CORP.


Dated:  October 28, 1997                By:    /s/ JOSEPH S. CATANZARO
                                               -------------------------------
                                               Name:  Joseph S. Catanzaro
                                               Title: Chief Accounting Officer

                                EXHIBIT INDEX


 Exhibit
   No.                          Description of Exhibit
 -------                        ----------------------
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

    3.4     Certificate of Amendment to Certificate of Incorporation, dated
            February 29, 1996, of Berg Electronics Corp.(2)

    3.5     Bylaws of Berg Electronics Corp.(1)

   10.1 Amended and Restated Credit Agreement, dated as of August 7, 1997 among Berg Electronics Group, Inc., Berg Electronics Corp., the banks and other financial institutions from time to time parties thereto, and The Chase Manhattan Bank, as Agent for the Lenders.*

   10.2** Second Amended and Restated Executive Employment Agreement, dated as of November 1, 1997, by and among James N. Mills, Berg
            Electronics Corp., Berg Electronics Group, Inc. and certain of its subsidiaries.*

   10.3** Second Amended and Restated Executive Employment Agreement, dated as of November 1, 1997, by and among Robert N. Mills, Berg
            Electronics Corp., Berg Electronics Group, Inc. and certain of its subsidiaries.*

   10.4** Second Amended and Restated Executive Employement Agreement, dated as of November 1, 1997, by and among David M. Sindelar, Berg
            Electronics Corp., Berg Electronics Group, Inc. and certain of its subsidiaries.*

   10.5** Second Amended and Restated Executive Employement Agreement, dated as of November 1, 1997, by and among W. Thomas McGhee, Berg
            Electronics Corp., Berg Electronics Group, Inc. and certain of its subsidiaries.*

   10.6** Second Amended and Restated Executive Employement Agreement, dated as of November 1, 1997, by and among Larry S. Bacon, Berg
            Electronics Corp., Berg Electronics Group, Inc. and certain of its subsidiaries.*

   10.7** Second Amended and Restated Executive Employment Agreement, dated as of November 1, 1997, by and among Timothy L. Conlon, Berg
            Electronics Corp. and Berg Electronics Group, Inc.*

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