Form 10-K
period 1997-12-31
BERG ELECTRONICS CORP /DE/
filed 1998-02-02
CIK 904900

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                ON WHICH REGISTERED
           -------------------               ---------------------
Common Stock, $0.01 par value               New York Stock Exchange
Preferred Stock Purchase Rights             New York Stock Exchange

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

     As of January 29, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $571.8 million. As of January 29, 1998, the number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 39,099,791, and the number of outstanding shares of the registrant's Class A Common Stock, par value $.01 per share, was 1,908,554. No established public trading market exists for the Registrant's Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Berg Electronics Corp.'s Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise requires, references to the "Company" mean Berg Electronics Corp. and its subsidiaries, including Berg Electronics Group, Inc., a Delaware corporation ("Berg"), taken as a whole.

THE COMPANY

     The Company is a leading global designer, manufacturer and marketer of electronic connectors and cable assembly products for applications primarily in the telecommunications, computer and industrial markets. Electronic connectors are electro-mechanical devices that allow an electronic signal to pass from one device to another. They are used to connect wires, cables, printed circuit boards, flat cable and other electronic components to each other and to related equipment. Connectors are found in virtually every electronic product including computers, printers, disk drives, modems, VCRs, radios, medical instruments, airplanes, appliances, cellular telephones, pagers and automobiles. The Company's connectors and cable assemblies are used to conduct signals (primarily data, video and voice) in a wide range of sophisticated electronic applications including: (i) telecommunications products such as cellular phones, pagers, and transmission and switching equipment; (ii) personal computing equipment and peripherals such as notebook and desk top computers, printers, disk drives and workstations; and (iii) large data processing equipment such as servers, supercomputers, data communications systems, mainframe computers and mini-computers.

     While the Company's worldwide operations can be grouped into several geographic regions, the Company operates in only one business segment -- electrical and electronic connection devices. Within this business segment, the Company primarily competes in the computer and telecommunications markets, and to a lesser extent, in the industrial and instrumentation markets. The Company believes it is one of the four largest electronic connector, socket and cable assembly manufacturers in the world (with a market share of approximately 3%), one of the world's top two manufacturers of connectors for the telecommunications market (with a market share of approximately 4%), and one of the world's top three connectors manufacturers for the computer market (with a market share of approximately 5%).

     The Company is a holding company that owns all of the outstanding capital stock of Berg. The Company and Berg were incorporated in Delaware in November 1992 by an investor group led by Hicks, Muse, Tate & Furst Incorporated ("Hicks, Muse") and Mills & Partners, Inc. to facilitate the acquisition of the Connector Systems Business of the Electronics Division of E.I. du Pont de Nemours and Company (the "Predecessor") in February 1993 (the "Initial Acquisition"). Subsequent to the Initial Acquisition, the Company has made seven strategic acquisitions. The most significant of these were the acquisitions of the captive Connector System Business of the Microelectronics division of AT&T Corp. (the "Lucent Acquisition") in May 1994 and the captive connector business of Ericsson Telecom AB located in Sweden (the "Ericsson Acquisition") in December 1996. These acquisitions expanded significantly the Company's presence in the telecommunications sector, broadened the Company's product lines and established the Company as a preferred supplier with these two key customers. The other five acquisitions expanded both the Company's customer base and its offerings of cable assemblies (used in both telecommunications equipment and computers), sockets (used in computers) and radio frequency and microwave connectors (used in telecommunications and other equipment). These seven acquisitions were made for consideration aggregating approximately $156.3 million (including fees and expenses).

MARKETS SERVED BY THE COMPANY

     The Company's products are designed for use primarily in the telecommunications and computer markets, and to a lesser extent, in the industrial and instrumentation markets. The percentage of the Company's net sales derived from each of these markets in 1997 is presented in the table below.

                MARKET                   %                       PRODUCT APPLICATIONS
                ------                  ---                      --------------------
TELECOMMUNICATIONS....................   54    Mobile communications: Microwave equipment, cellular
                                               phones, hand-held radios, modems and pagers
                                               Transmission and switching: Telephone switching
                                               equipment
COMPUTER..............................   37    High-end data processing: Supercomputers, servers, data
                                               communications, mainframe computers, mini-computers and
                                               related peripherals such as disk drives and tape drives
                                               Personal computing: Notebook computers, desk top
                                               computers, printers, disk drives and workstations
INDUSTRIAL AND INSTRUMENTATION........    5    Process control equipment, medical equipment,
                                               instrumentation and testing equipment
OTHER.................................    4    Military and aerospace equipment, specialized automotive
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

     Level 1. Level 1 refers to a direct attachment of a component part to a printed circuit board ("PCB"), which does not involve a connector. The Company assists customers in the design of discrete interconnect devices called application-specific modules ("ASMs") for a wide range of applications that contain active components such as microprocessor integrated circuits and passive components such as capacitors or sockets. Some passive components and all active components are acquired from vendors. In the process of manufacturing ASMs, the Company attaches the active and passive components directly to the specific-purpose PCBs, which are either produced by the Company or acquired from a vendor.

     Level 2. Level 2 connectors consist of on-board connecting devices, generally known as sockets, that attach to PCBs and facilitate replacement of expensive microprocessor integrated circuits on the PCB. Sockets, when applied, are always utilized inside an electronic device or "box" and are required for a wide range of applications. The Company believes that it has one of the industry's broadest offerings in pin-grid array sockets which are used to connect microprocessors to the PCB. The Company also has a broad product offering of dual inline memory modules ("DIMM") which are used to connect memory chips to the PCB. Examples of the Company's Level 2 connectors include Ball Grid Array Small Outline DIMM and MEG-Array(TM) connectors.

     Level 3. Level 3 connectors are used to connect or "stack" PCBs in either parallel fashion or at 90 degree angles to one another, typically inside a computer or telecommunications processing device. Level 3 PCB connectors are low frequency signal conducting connectors usually associated with data transmission. Historically, the Company's principal product offering has consisted of this type of connector; many of the Company's Level 3 connectors have become industry standards. The Company's broad product offering of Level 3 connectors ranges from its mature product lines, including the widely recognized Fastech(R) (3.17mm spacing between contacts), BergStik(TM) (2.54mm), DUBOX(TM) (2.54mm) and other 2.54mm interconnection product lines, to newer products which include H.P.C.(TM) (2.54mm), Minitek(TM) (2mm), Metral(TM) (2mm), Rib-cage(TM) (1.27mm), Conan(TM) (1mm), BergStak(TM) (0.8mm and 0.5mm), Micropax(TM) (0.64mm) and MEG-Array(TM). The Company's newer generation Level 3 products allow the Company to satisfy its customer demands for increasingly compact and high density products serving applications such as compact mobile communications and computing devices. The Company believes it is the world's second largest supplier of PCB connectors to the telecommunications industry and the third largest supplier of PCB Connectors to the computer industry. The Company's marketing and research will continue to focus on improvements in density and miniaturization to meet the emerging PCB connector needs of its customers.

     Level 4. Level 4 connectors consist of devices that connect PCBs inside a box. The Company's product offerings in this category include connectors used to terminate discrete wire, planar cable and flexible printed circuits, such as "quickie" insulation displacement connectors for terminating planar cable and Reliflex(R), Duflex(TM) and 0.5mm flat printed circuit connectors for terminating flat printed circuit cable.

     Level 5. Level 5 connectors (also referred to as rectangular or input/output connectors) consist of devices that connect cable to cable or wire to wire, and are either located inside a box or provide an output connector from the box to other equipment. Historically, the Company's sales in this category have been generated primarily to meet the special requests of major customers. Examples of such connectors include a flex cable assembly sold to Volkswagen for use in its automatic gear box, and a wide range of radio frequency and coaxial connectors used in the transmission of voice, video and data. The Company's history of innovation in Level 5 includes its invention of the modular jack used to connect telephone, computer and facsimile equipment. The Company's research and development efforts relative to this product line have focused on the next generation of input/output connectors that require smaller and more dense connectors for a wide range of applications, such as universal serial bus ("USB"), very high density connector interface ("VHDCI"), and others such as the Company's MetaGig product offering.

     Level 6. Level 6 connectors or cable assemblies consist of an integrated cable terminated with a connector at each end. Level 6 connectors such as the SCSI cables manufactured by the Company connect two pieces of equipment. For instance, the SCSI cable can be used to connect a printer to a personal computer.

     The Company's sales in 1997 in each category ranked in descending order by dollar amount were: Level 3 (PCB to PCB or "board to board"), Level 4 (wire to board), Level 6 (cable assemblies), Level 5 (wire to wire), Level 1 (ASMs) and Level 2 (sockets).

NEW PRODUCT DEVELOPMENT

     Approximately 35% of the Company's 1997 net sales were generated from products developed by the Company within the past five years. Developing new products requires substantial investments in research and development. The Company targets research and development expenditures specifically to broaden its product line and to expand its technical capabilities in order to meet its customers' anticipated needs. In 1995, 1996 and 1997, the Company's research and development expenditures were $39.1 million, $42.3 million and $46.8 million, respectively. Of the $128.2 million invested in research and development during the last three fiscal years, $79.3 million ($24.8 million, $26.1 million and $28.4 million in 1995, 1996 and 1997, respectively) qualifies for creation and application of new and improved products and processes as defined in SFAS No. 2, "Accounting for Research and Development Costs."

     The Company had approximately 400 full-time employees in fiscal 1997 engaged in research, development and engineering functions, primarily at its United States, European and Asian research and development centers. In addition, the Company has application engineers located at Lucent's Bell Laboratories ("Bell Labs"). Through its access to Bell Labs, the Company is not only able to take advantage of the research capabilities of the Bell Labs facility, but is also able to provide support to and work closely with Lucent's engineers in the advancement of Lucent's telecommunications equipment.

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

     An example of the Company's product and market development efforts includes the Company's Metral(TM) connector, originally developed in conjunction with Lucent and Ericsson Telecom AB of Sweden, which has become the industry standard for a variety of telecommunications and computer applications. Other products developed by the Company which have become industry standards include SPCI, PCMCIA, BergStik(TM) and the modular jack.

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

     Through its global account managers and direct sales force, the Company is able to develop strong ties to leading OEMs, or Original Equipment Manufacturers, who must use connectors to complete the design and manufacture of their products. These ties enable the Company to act as a partner in the design and development of new products and applications for these customers. By becoming a partner in the design and development of new products for its leading customers, the Company believes it can enhance its relationship with these customers, achieve preferred supplier status and be better positioned to anticipate its customers' future needs. In addition, the Company has assigned industry market managers to high growth subsegments within the telecommunications and computer market segments. These managers will identify and work with leading technology and emerging technology companies in order to remain at the forefront of technological development and position itself to supply the connector requirements of these companies.

     In addition to its Company-employed sales staff, independent electronic component distributors and independent manufacturers' representatives, the Company utilizes a number of electronic and digital distribution techniques to ensure easy access to, and ordering of, its products by the Company's customers. Examples of such distribution techniques include automated access to Company product information via facsimile, electronic publication of Company product catalogues and access to Company product catalogues via the World Wide Web. By accessing the Internet, the Company's customers' engineers are able to electronically modify the Company's connector designs and send them via electronic mail to the Company's engineers for further development.

CUSTOMERS

     In 1997, the Company sold its connectors to over 25,000 customers throughout the world, including substantially all computer and telecommunications OEMs. As a result of the Lucent Acquisition, Lucent became the largest customer of the Company. In connection with the Lucent Acquisition, the Company entered into a five-year supply agreement with Lucent pursuant to which the Company will supply on an exclusive basis all of the requirements for connectors and related products for the business units and facilities of Lucent that were previously supplied by the AT&T Connector Business, representing substantially all of Lucent's North American switching and transmission business. In 1997, sales to Lucent accounted for approximately 11% of the Company's total sales. Consequently, developments adverse to Lucent, or its products, or decreased levels of purchases by Lucent, could have a material adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 hereof. Additional major customers of the Company include, among others, Alcatel, Compaq, Ericsson, Hewlett-Packard, IBM, Motorola, NEC, Northern Telecom, Philips, Quantum/MKE, SCI, Samsung, Seagate, Siemens GPT, Solectron, Sun Microsystems, Viasystems and Western Digital.

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

INTERNATIONAL OPERATIONS

     Approximately 51% of the Company's 1997 sales originated outside of North America, split approximately evenly between the Asia Pacific region and Europe. In Asia, the Company has manufacturing, engineering and sales facilities in Japan, Korea, Taiwan, the People's Republic of China and Singapore, a sales office in Hong Kong, and a 40%-owned manufacturing and sales joint venture in India. In Europe, the Company has manufacturing and engineering facilities in France, The Netherlands, Ireland and Sweden, with sales offices in most major European countries. The Company believes that its global presence is important as it allows the Company to provide consistent, quality products on a timely basis to its multinational customers' locations worldwide. See Note 14 of the Company's Consolidated Financial Statements for geographic region information.

     The Company is subject to risks generally associated with international operations, including price and exchange controls, limitations on foreign ownership and other restrictive actions. In addition, fluctuations in currency exchange rates may affect the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 hereof.

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

     Generally, the prices at which the Company purchases precious metals are based upon market prices of such metals at the time of purchase. Precious metals have historically been subject to price fluctuations. From time to time, the Company engages in short-term hedging activities to reduce its exposure to precious metals price fluctuations. Historically, such hedging operations have not been material, and gains and losses from such operations have not been significant. There can be no assurance that such hedging operations will eliminate or substantially reduce such risk. In most cases, the Company is able to pass on to its customers significant price fluctuations in the market prices of precious metals. For the years ended December 31, 1995, 1996 and 1997 the cost of gold and other precious metals accounted for approximately 10%, 10% and 13%, respectively, of the Company's cost of goods sold.

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

The Company was the first connector company to have its manufacturing and engineering sites certified by the International Standards Organization ("ISO") according to its 9000 series of quality standards. ISO 9000 series certification constitutes an independent certification that the Company has systems in place to ensure that products delivered by the Company will consistently meet customer quality requirements. All of the Company's manufacturing and engineering sites are ISO 9000 certified or are in the process of becoming ISO 9000 certified.

PATENTS AND TRADEMARKS

     The Company has approximately 2,000 patents and pending patent applications and approximately 310 trademarks and pending trademark applications worldwide. While the Company considers its patents to be valuable assets, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or group of related patents. However, in some instances, patents and patent protection may serve as a barrier to entry in certain product lines. The Company's policy is to obtain patents on its significant new products and enforce its patent rights.

COMPETITION

     The electronic connector industry is highly fragmented, with more than 2,000 connector manufacturers competing worldwide. As a result, the Company generally competes with different suppliers in each of the various categories of the overall market in which the Company operates. The Company is generally among the market share leaders within its targeted markets, where it competes primarily on the basis of quality, reliability, reputation, design capability, customer service, delivery time and price.

BACKLOG

     The Company estimates that its backlog of unfilled orders on December 31, 1996, and December 31, 1997, was approximately $105.1 million and $90.8 million, respectively. The decrease in backlog in 1997 from 1996 is primarily a result of currency declines causing backlog in U.S. dollars to be lower in 1997 than 1996 and customers moving to demand/pull and consignment order patterns reducing open orders at any one point in time. Unfilled orders may be cancelled prior to published lead times; however, such cancellations historically have not been material. Substantially all the backlog as of December 31, 1997 is expected to be filled by June 30, 1998. The backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 7,000 employees worldwide, including approximately 2,200 temporary employees. Of these employees, approximately 5,800 were engaged in manufacturing, approximately 400 were engaged in research and development and 800 were engaged in sales, marketing and administrative functions. Most of the Company's employees located in the United States are not represented by labor unions, while most of the Company's employees engaged in manufacturing in Europe and Asia belong to work councils or unions. The Company believes that it has a good relationship with its employees, and has never experienced a work stoppage.

RECENT DEVELOPMENTS

     Rights Plan

     On December 22, 1997, the Company adopted a rights plan (the "Rights Plan") designed to protect Company stockholders in the event of takeover action. Pursuant to the Rights Plan, on January 8, 1998, the Company distributed one right for each share of the Company's common stock, par value $0.01 (the "Common Stock"), and Class A common stock, par value $0.01 (the "Class A Common Stock"), to holders of record on that date. See Note 8 to the Consolidated Financial Statements in Item 8 hereof for additional information on the Rights Plan.

     Secondary Offering

     On October 29, 1997, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, and as amended on November 13, 1997, to register 8,911,304 shares of its Common Stock on behalf of certain selling stockholders (the "Secondary Offering"). Sales of shares under the Secondary Offering are expected to be completed during 1998.

     Stock Split

     On October 20, 1997, the Company paid a 2-for-1 split on its Common Stock and Class A Common Stock, effected as a 100% stock dividend to holders of record on September 29, 1997 (the "1997 Stock Split"). See Note 2 in the Notes to the Consolidated Financial Statements in Item 8 hereof.

     New Credit Facility

     On August 7, 1997, the Company entered into a new credit facility agreement (the "Credit Facility") consisting of a $250.0 million term loan and a $300.0 million revolving credit loan. The refinancing resulted in an extraordinary charge of $6.0 million of deferred financing costs, net of applicable income taxes, during the year ended December 31, 1997. This write off, net of income tax, is classified with other extraordinary items on the Consolidated Statement of Operations appearing in Item 8 hereof. For further discussion of the Credit Facility, see Note 7 to the Notes to the Consolidated Financial Statements appearing in Item 8 hereof.

ITEM 2. PROPERTIES

     In addition to its principal executive offices in St. Louis, Missouri, the Company operates 23 principal manufacturing and research facilities and other principal properties located in 13 different countries. The Company considers its plants and equipment to be modern and well-maintained. Production facilities for certain of the Company's products are operating at or near capacity.

                                          SIZE
                                         (SQUARE          TYPE OF
              LOCATION                    FEET)           INTEREST                      DESCRIPTION OF USE
              --------                   -------          --------                      ------------------
NORTH AMERICA
Huntingdon County, PA                    200,000          Owned          Precious metal plating, metal stamping, plastic
                                                                         injection molding and connector assembly
Emigsville, PA                           190,000          Owned          Precious metal plating, metal stamping and
                                                                         connector assembly
Valley Green, PA                         148,000          Owned          North American sales, marketing, engineering and
                                                                         administrative headquarters, warehousing and
                                                                         connector assembly
Clearfield, PA                           146,000          Owned          Metal stamping, plastic injection molding and
                                                                         connector assembly
Juarez, Mexico                           100,000          Leased         High-labor content connector assembly, cable
                                                                         assemblies and engineering
Hazelton, PA                              65,000          Leased         Cable assemblies
Gardena, CA                               56,000          Leased         Cable assemblies
Fremont, CA                               50,000          Leased         Design and manufacture of ASMs and related
                                                                         interconnections; injection molding, connector
                                                                         assembly and pick and place module assembly
Franklin, IN                              46,000          Leased         Design and manufacture of radio frequency and
                                                                         microwave connectors, related components and
                                                                         cable assemblies; administrative and marketing
                                                                         support center
New Brunswick, NJ                         16,000          Leased         Manufacture of custom and standard application
                                                                         sockets and related interconnections
EUROPE
Besancon, France                         165,000          Owned          Precious metal plating, metal stamping, plastic
                                                                         injection molding and connector assembly
's-Hertogenbosch, The Netherlands        120,000          Owned          European sales, marketing and engineering
                                                                         headquarters; metal stamping, plastic injection
                                                                         molding, connector assembly and cable assemblies

                                          SIZE
                                         (SQUARE          TYPE OF
              LOCATION                    FEET)           INTEREST                      DESCRIPTION OF USE
              --------                   -------          --------                      ------------------
Katrineholm, Sweden                       97,000          Leased         Precious metal plating, metal stamping, plastic
                                                                         injection molding and connector assembly
Fermoy, Ireland                           42,500          Leased         Plastic injection molding and connector assembly
London, England                            9,600          Leased         Regional headquarters and administrative offices

ASIA
Chungli, Taiwan                          125,000          Owned          Precious metal plating, metal stamping,
                                                                         injection and insert molding, connector assembly
                                                                         and cable assemblies; approximately 55,000 sq.
                                                                         ft. of this facility is leased to the
                                                                         Predecessor
Nantong, The People's Republic of
  China                                   72,000          Leased         Connector assembly and cable assemblies
Jurong, Singapore                         46,000          Leased         Metal stamping, injection and insert molding,
                                                                         connector assembly, and cable assemblies
Iwaki City, Japan                         39,000          Owned          Metal stamping, injection molding, connector
                                                                         assembly and cable assemblies
Ichon, Korea                              32,000          Owned          Metal stamping, injection and insert molding,
                                                                         connector assembly and cable assemblies
Tokyo, Japan                              16,000          Leased         Design center for Asia Pacific and
                                                                         administrative, sales and marketing headquarters
                                                                         for Japan
Ngee Ann City Building, Singapore         15,550          Leased         Regional headquarters; sales and administrative
                                                                         offices
Maduri, India                             11,000         Owned By        40% owned joint venture; metal stamping,
                                                      Joint Venture      molding and connector assembly

     In addition to the facilities listed above, the Company maintains 26 sales and marketing facilities, all of which are leased, including five located in the United States, three in India, two each in Japan and the People's Republic of China and one each in Canada, Germany, Italy, Sweden, Finland, France, the Netherlands, Spain, Switzerland, the United Kingdom, Singapore, Hong Kong, Taiwan and Korea. The Company also maintains an engineering office in the United States.

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

     The Company from time to time receives notifications alleging infringements of patents generally held by other connector manufacturers. Disputes over patent infringement are common in the connector industry and typically begin with such notices. Although the ultimate resolution of such legal action and infringement notices cannot be predicted, the Company believes that such resolution, including any ultimate liability, will not have a material adverse effect on the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "BEI." The table below sets forth the high and low sales prices per share for the Company's Common Stock on the NYSE during the periods indicated. There is no established public trading market for the Class A Common Stock. On December 31, 1997, there were approximately 286 holders of record of Common Stock and 9 holders of record of Class A Common Stock.

                                                              MARKET PRICE
                                                              -------------
                           PERIOD                             HIGH      LOW
                           ------                             ----      ---
Year Ended December 31, 1996:
  March 1-March 31, 1996*...................................  $13       $11 3/16
  Second Quarter............................................   14 5/16   11 3/8
  Third Quarter.............................................   14        10 1/8
  Fourth Quarter............................................   16 1/4    12 9/16
Year Ended December 31, 1997:
  First Quarter.............................................   15 15/16  13 5/8
  Second Quarter............................................   18 1/16   13 7/8
  Third Quarter.............................................   26 7/8    17 15/16
  Fourth Quarter............................................   28 31/32  18 1/2

---------------

* Prior to March 1, 1996, there was no established public trading market for the Common Stock.

     The Company has not paid any cash dividends on any class of its common stock since its incorporation in November 1992 and has no current intention to do so. In addition, the Credit Facility imposes restrictions on the ability of the Company's operating subsidiary to make cash distributions on its capital stock, which the Company expects would be the principal source of funds for any cash dividends on the Common Stock. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company for the periods indicated. The historical financial data for the five years ended December 31, 1997, have been derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP. The following information should be read in conjunction with the audited Consolidated Financial Statements of the Company, including the related notes thereto, included in Item 8 hereof, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof.

                                  THE COMPANY

                                                           YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------
                                      1993(1)         1994           1995           1996           1997
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
RESULTS OF OPERATIONS:
Net sales.........................  $   318,424    $   526,250    $   667,249    $   704,669    $   785,150
Cost of goods sold................      195,319        343,858        442,276        455,869        505,706
Selling, general and
  administrative expenses.........       83,947        128,865        154,756        157,682        169,936
Amortization of intangible
  assets..........................        5,945          9,603         11,182         12,011         15,409
Net periodic postretirement
  benefits........................        2,200          2,640          2,271          1,272          1,830
                                    -----------    -----------    -----------    -----------    -----------
Operating income..................       31,013         41,284         56,764         77,835         92,269
Other income (expense):
  Interest expense................      (18,948)       (29,186)       (34,609)       (28,350)       (26,755)
  Amortization of deferred
    financing costs...............       (4,059)        (5,859)        (6,286)        (3,388)        (2,019)
  Other, net......................         (597)          (346)          (738)         1,239         (1,185)
                                    -----------    -----------    -----------    -----------    -----------
Income before income taxes and
  extraordinary items.............        7,409          5,893         15,131         47,336         62,310
Income tax provision..............        3,680          2,871          5,802         18,391         24,120
                                    -----------    -----------    -----------    -----------    -----------
Income before extraordinary
  items...........................        3,729          3,022          9,329         28,945         38,190
Extraordinary items(2)............       (1,900)            --             --        (18,664)        (5,964)
                                    -----------    -----------    -----------    -----------    -----------
Net income........................        1,829          3,022          9,329         10,281         32,226
Preferred stock:
  Accretion and dividends(3)......       (8,837)       (13,287)       (14,741)        (5,469)            --
  Excess of fair value over book
    value of redemption and
    purchase(4)...................           --             --             --        (21,866)            --
                                    -----------    -----------    -----------    -----------    -----------
Net income (loss) applicable to
  common shares...................  $    (7,008)   $   (10,265)   $    (5,412)   $   (17,054)   $    32,226
                                    ===========    ===========    ===========    ===========    ===========
Diluted earnings (loss) per common
  share(5)........................  $     (0.33)   $     (0.39)   $     (0.21)   $     (0.44)   $      0.78
                                    ===========    ===========    ===========    ===========    ===========
Diluted average common shares
  outstanding(5)..................   20,975,348     25,995,252     25,978,648     38,773,287     41,396,543
OTHER DATA:
EBITDA (excluding PBC)(6).........  $    55,589    $    86,055    $   112,978    $   135,355    $   157,086
Net cash from operating
  activities......................       57,627         50,933         67,763         69,211        107,762
Net cash from investing
  activities......................     (407,858)      (142,154)       (56,421)       (79,400)       (85,010)
Net cash from financing
  activities......................      357,282         96,542         (4,478)          (226)       (16,478)
Depreciation......................       16,431         32,528         42,761         44,237         47,578
Amortization of intangible
  assets..........................        5,945          9,603         11,182         12,011         15,409
BALANCE SHEET DATA:
Working capital...................  $    37,649    $    51,807    $    43,802    $    41,160    $    42,705
Total assets......................      462,918        621,836        668,340        682,007        704,646
Long-term obligations (including
  current maturities).............      246,238        342,679        338,171        358,558        343,330
Total stockholders' equity........      106,890        129,459        144,340        138,892        135,884

                                                        (footnotes on next page)

---------------

(1) The historical data for 1993 includes the results of operations of the Company from March 1, 1993, through December 31, 1993. The Company had no operations prior to the Initial Acquisition consummated on March 1, 1993. Net sales and cost of inventory sold of the Predecessor for the period January 1, 1993, through February 26, 1993, were $59,600 and $39,600, respectively.

(2) Reflects (i) write-off of $1,900 (net of income tax of $1,100) in deferred financing costs in 1993 relating to the early extinguishment of debt, (ii) write-off of $8,071 (net of income tax of $5,381) in prepayment costs paid in connection with the redemption of the 11 3/8% Guaranteed Senior Subordinated Debentures Due 2003 of Berg (the "Debentures") in March and April 1996, (iii) write-off of $10,593 (net of income tax of $7,062) in deferred financing costs in March 1996 relating to the refinancing of the Company's then existing credit facility and the redemption of the Debentures and (iv) write-off of $5,964 (net of income tax of $3,734) in deferred financing costs in August 1997 relating to the early extinguishment of the Company's then existing credit facility ("the IPO Credit Facility").

(3) Consists of dividends on the Series B Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), and the Series E Preferred Stock, par value $0.01 per share (the "Series E Preferred Stock"), of the Company, plus accretion of original issue discount on the Series B Preferred Stock. Dividends accrued on the Series B Preferred Stock at the rate of 8.0% per annum per share and were paid in additional shares quarterly. Through the February 1996 dividend payment date, the Company had issued additional shares of Series B Preferred Stock in payment of each such quarterly dividend and paid cash amounts in lieu of issuing fractional shares. Annual accretion of original issue discount on the Series B Preferred Stock was $1,500. Dividends accrued on the Series E Preferred Stock at the rate of 13.375% per annum per share and were paid in additional shares quarterly. Through the February 1996 dividend payment date, the Company had issued additional shares of Series E Preferred Stock in payment of each such quarterly dividend and paid cash amounts in lieu of issuing fractional shares. As part of the recapitalization (described in Note 1 to the Consolidated Financial Statements in Item 8 hereof) all shares of Series B Preferred Stock and Series E Preferred Stock were redeemed or purchased and were canceled.

(4) Excess of fair value over book value of redemption and purchase of $21,866 represents premium paid in connection with the redemption and purchase and cancellation of all of the outstanding shares of each of the Series B Preferred Stock and Series E Preferred Stock in March 1996 and is a reduction from net income to determine net loss applicable to common shares.

(5) Per share data is determined by dividing the weighted average number of shares of Common Stock outstanding during the period into net income (loss) applicable to common shares and has been adjusted to reflect the 1997 Stock Split.

(6) Earnings before interest, taxes, depreciation and amortization ("EBITDA") includes operating income adjusted to exclude depreciation, amortization of intangible assets and noncash net periodic post-retirement benefit charges ("PBC"). The Company believes that EBITDA (excluding PBC) provides additional information to assist investors in determining its ability to meet future debt service requirements. However, EBITDA (excluding PBC) is not a defined term under GAAP and is not indicative of operating income or cash flows from operations as determined under GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in Item 8 of this report.

     Certain information presented herein includes "forward-looking statements" within the meaning of the Reform Act. However, there can be no assurance that the Company's actual results will not differ materially from its expectations. The matters referred to in forward-looking statements may be affected by risks and uncertainties affecting the Company's business.

OVERVIEW

     The Company's net sales increases since 1993 have principally reflected increased unit volumes. As new products gain market acceptance and their unit volumes increase, these products have tended to experience downward price pressure. The gross margin effect of this pressure has been historically mitigated or eliminated by increased manufacturing efficiencies and economies of scale associated with higher volume production of such products. In addition, the pricing pressure experienced by the Company with respect to its mature products has also been mitigated by the Company's frequent introduction of new higher margin products. Subsequent to the Initial Acquisition, the Company has completed seven strategic acquisitions that have broadened its product offerings and enabled the Company to penetrate new markets.

     Since the Initial Acquisition, the Company has devoted a significant portion of its operating income to debt service. The Company's net income applicable to common shares prior to its 1996 recapitalization had also been reduced as a result of significant preferred stock requirements. As a result of the Recapitalization (as defined in Note 1 in the Notes to the Consolidated Financial Statements in Item 8 hereof), the debt service requirements relating to the Debentures and the requirements relating to the Series B Preferred Stock and Series E Preferred Stock have been eliminated. Nevertheless, debt service expense remains significant.

     The Company manufactures connectors in various regions of the world and exports and imports these products to and from a large number of countries. Sales and expenses are frequently denominated in local currencies. The Company's net sales and net income may be affected as currency fluctuations affect the Company's product prices and operating costs. The Company, from time to time, engages in hedging operations, such as forward exchange contracts, to reduce its exposure to foreign currency fluctuations. Such hedging operations historically have not been material, and gains and losses from such operations have not been significant. There can be no assurance that such hedging operations will eliminate or substantially reduce such risk.

     Demand for the Company's products has increased significantly since its formation in 1993, and production equipment for certain of the Company's products is operating at or near capacity. A significant portion of the Company's planned capital expenditures in 1998 is directed toward expansion of production capacity to meet increased demand. The Company anticipates making total capital expenditures of approximately $90.0-100.0 million in 1998 for facilities, equipment and information systems. In particular, the Company anticipates increasing production capabilities in connection with the Company's August 1997 agreement to supply high-density MEG-Array(TM) interconnect systems for use in modular packaging of microprocessors to a leading producer of microprocessors.

     Management has implemented a Company-wide initiative to ensure that the Company's information systems and systems applications are capable of processing data and transactions pertaining to the year 2000. The initiative utilizes both Company resources and external resources to identify systems and applications effected, to correct existing systems or to acquire replacement systems, and to test the systems and applications for compliance with the requirements for processing year 2000 information. The Company will capitalize and depreciate replacement systems consistent with its existing capital expenditure policies, and will report expenses as incurred for the costs of modification and maintenance of existing systems. Management believes that a substantial portion of the costs for the new systems and the modifications will not represent incremental costs to the Company, but rather will represent the reallocation of existing and planned information technology resources. The amounts expensed in 1997 were immaterial, and management expects that amounts required to be expensed in future periods will not have a material effect on its financial position or results of operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997 were $785.2 million, representing an $80.5 million, or 11.4%, increase over the year ended December 31, 1996. The increase was primarily attributable to growth in unit volumes, partially offset by a decline in the average selling prices of the Company's products. The increase was also due in part to the Ericsson Acquisition on December 31, 1996.

     North American sales were approximately $384.9 million for the year ended December 31, 1997, representing a $2.9 million, or 0.8%, increase versus North American sales for the year ended December 31, 1996. The increase reflects a broadening customer base and strong demand in the telecom, mobile, datacom, personal computer and networking markets, offset in part by weakness in demand for the Company's high-end data processing products and in part by the transfer of certain customer programs to the Company's European and Asia Pacific locations in 1997 versus 1996.

     Sales in Europe were approximately $216.8 million for the year ended December 31, 1997, representing a $61.7 million, or 39.8%, increase over European sales for the year ended December 31, 1996. The increase was due in part to the Ericsson Acquisition, in part to greater demand for the Company's products in most end-user (primarily telecom and mobile) and geographic markets, and in part to the transfer of certain customer programs to European sources in 1997 versus U.S. sales sources for these programs in 1996. These increases were partially offset by the unfavorable effects of currency changes between years in most countries in the region. Sales in Asia Pacific were approximately $183.5 million for the year ended December 31, 1997, representing a $15.9 million, or 9.5%, increase versus sales in the region for the year ended December 31, 1996. The improvement in Asia Pacific sales was primarily due to increased demand for the Company's products in end-user markets (both computer and telecom) and in part to the transfer of certain customer programs to Asia Pacific sources in 1997 versus U.S. sales sources for these programs in 1996. These increases were partially offset by the unfavorable effects of changing currencies between years, primarily in Japan early in the year and throughout the region during the final months of 1997. Changing currencies adversely impacted sales reported in both Europe and Asia Pacific, reducing reported growth by approximately 9.0%, on a combined basis for the two regions, for 1997 versus 1996.

     Due primarily to increased sales volumes, cost of goods sold for the year ended December 31, 1997 increased by $49.8 million, or 10.9%, over cost of goods sold for the year ended December 31, 1996. The increase was partially offset by the favorable impact of the stronger U.S. dollar against currencies in Europe and Asia Pacific. As a result of cost containment and reduction activities and the spreading of fixed costs over higher sales, cost of goods sold as a percent of net sales improved to 64.4% of net sales for the year ended December 31, 1997, compared to 64.7% for the year ended December 31, 1996.

     Selling, general and administrative expenses and other operating expenses for the year ended December 31, 1997 increased by $16.2 million, or 9.5%, over selling, general and administrative expenses and other operating expenses for the year ended December 31, 1996, but as percentage of sales improved to 23.8% of 1997 sales from 24.3% of 1996 sales. The increase in costs was generally due to increased sales volumes, partially offset by the favorable impact of the stronger U.S. dollar against currencies in Europe and Asia Pacific. The decrease in costs as a percent of sales was due in part to cost reduction and containment activities and in part to the spreading of fixed costs over a higher sales volumes.

     Other expenses decreased $0.5 million, or 1.8%, for the year ended December 31, 1997, from $30.5 million in 1996, primarily as a result of reduced borrowing costs under the Company's primary credit facility due to a refinancing in March 1996 and the subsequent replacement of that credit facility in August 1997.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales for the year ended December 31, 1996 were $704.7 million, representing a $37.4 million, or 5.6%, increase over the year ended December 31, 1995. In general, the Company's growth in net sales during 1996 was attributable to growth in unit volume partially offset by a decline in the average prices of the Company's products.

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

     Due primarily to increased sales volume, cost of goods sold for the year ended December 31, 1996 increased by $13.6 million, or 3.1%, over cost of goods sold for the year ended December 31, 1995. As a result of cost containment and reduction activities, cost of goods sold as a percentage of sales improved from 66.3% for the year December 31, 1995 to 64.7% for the year December 31, 1996.

     Selling, general and administrative expenses for the year ended December 31, 1996 increased by $2.9 million, or 1.9%, over selling, general and administrative expenses for the year ended December 31, 1995 due primarily to increases in sales volume. However, these expenses as a percentage of sales decreased from 23.2% for the year ended December 31, 1995 to 22.4% for the year ended December 31, 1996 due in part to cost reduction and containment activities and also to the spreading of the fixed components of such expenses over a higher sales volume.

     Other expense decreased $11.1 million, to $30.5 million for the year ended December 31, 1996 from $41.6 million for the year ended December 31, 1995 due to reduced interest expense and amortization of financing costs in 1996 as a result of the redemption of the Debentures and as a result of the IPO Credit Facility entered into in March 1996, which had lower interest rates and financing costs than the previous credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $107.8 million for the year ended December 31, 1997, which compared to $69.2 million provided by operating activities for the comparable period in 1996. Net cash used in investing activities was $85.0 million for the year ended December 31, 1997, compared to net cash used of $79.4 million for the year ended December 31, 1996. The net cash used in investing activities for the year ended December 31, 1997 consisted of capital expenditures of $85.0 million while the net cash used in investing activities during the year ended December 31, 1996, consisted of $61.6 million for capital expenditures and $17.8 million for one acquisition. Net cash used in financing activities was $16.5 million for the year ended December 31, 1997, compared to $0.2 million used in financing activities for the comparable period in 1996. The use of cash in 1997 represented debt repayments, net of borrowings, and costs associated with refinancing the IPO Credit Facility. The use of cash in financing activities in 1996 represented debt repayments, net of borrowings, and the effects of the initial public offering, the redemption of the Debentures, the Series B Preferred Stock and Series E Preferred Stock and costs associated with refinancing the then existing credit facility.

     Net cash provided by operating activities was $69.2 million for the year ended December 31, 1996, which compared to $67.8 million provided by operating activities for the comparable period in 1995. Net cash used in investing activities was $79.4 million for the year ended December 31, 1996, compared to net cash used of $56.4 million for the year ended December 31, 1995. The net cash used in investing activities for the year ended December 31, 1996, consisted of $61.6 million for capital expenditures and $17.8 million for one acquisition, while the net cash used in investing activities during the year ended December 31, 1995 represented capital expenditures of $45.0 million and one acquisition of $11.4 million. Net cash used in financing activities was $0.2 million for the year ended December 31, 1996, compared to $4.5 million used in financing activities for the comparable period in 1995. The use of cash in financing activities in 1996 represented debt repayments, net of borrowings, and the effects of the initial public offering, the redemption of the Debentures, the Series B Preferred Stock and Series E Preferred Stock and costs associated with refinancing the then existing credit facility. The use of cash in financing activities in 1995 represented debt repayments, net of borrowings.

     The Company's EBITDA (excluding PBC) was $157.1 million, $135.4 million and $113.0 million in 1997, 1996 and 1995, respectively. EBITDA (excluding PBC) is not a defined term under GAAP and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA (excluding PBC) provides additional information to investors in determining its ability to meet future debt service requirements; however, EBITDA (excluding PBC) does not reflect cash available to fund cash requirements. EBITDA (excluding PBC) is also one of the financial measures in the covenants contained in the Credit Facility.

     The Company anticipates that cash flow from operations and additional funds available under the revolving facility in its Credit Facility will be sufficient to meet its foreseeable requirements for working capital, capital expenditures and other cash requirements.

     The Company anticipates that its primary uses of cash in 1998 will be (i) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development and (ii) to pay interest on, and to repay principal of, indebtedness under the Credit Facility and other indebtedness of the Company as discussed in
Note 7 to the Notes to the Consolidated Financial Statements in Item 8 hereof. The Company anticipates spending approximately $90.0-100.0 million in 1998 for capital expenditures, principally related to capacity expansion, new product development and productivity improvement projects. The Credit Facility contains annual limits on the Company's capital expenditures. The Company believes that such limits are sufficient to allow the Company to undertake all anticipated capital projects. The Company will be obligated to make principal and interest payments of approximately $45.0 million under the Credit Facility in 1998, which the Company anticipates will be made from cash flow from operations.

     On August 7, 1997, the Company entered into the new Credit Facility consisting of a $250.0 million term loan and a $300.0 million revolving credit loan, each of which is scheduled to mature on December 31, 2003. The Credit Facility, compared to the IPO Credit Facility, affords the Company greater financial flexibility through (i) lower borrowing costs, (ii) greater borrowing capacity and (iii) less restrictive limitations on capital expenditures, acquisitions and borrowings outside of the United States. At December 31, 1997, the Company had approximately $195.0 million of borrowing capacity available under the Credit Facility. The refinancing of the IPO Credit Facility with the Credit Facility resulted in an extraordinary charge of $6.0 million of deferred financing costs, net of applicable income taxes.

     Borrowings under the Credit Facility bear interest at the option of the Company, at a rate per annum equal to (i) the Agent's Alternate Base Rate (as defined in the Credit Facility) or (ii) 0.75% plus the Eurodollar rate per annum. Interest payment dates vary depending on the interest rate option selected by the Company, but, generally, interest is payable quarterly.

     The Credit Facility requires the Company to enter into additional interest rate hedging arrangements to hedge against interest rate fluctuations. The costs of such hedge agreements are amortized over their terms. The Company has entered into an agreement which provides a ceiling on the LIBOR Rate (as defined in the

Credit Facility) on $137.0 million of indebtedness until June 30, 1998. See Note 7 to the Consolidated Financial Statements in Item 8 hereof for further information.

     The Credit Facility restricts the Company from, among other things: (i) incurring additional indebtedness (other than certain permitted indebtedness);
(ii) creating liens; (iii) guaranteeing indebtedness; (iv) merging or selling substantially all of its assets; (v) declaring and paying certain dividends;
(vi) making certain investments and loans; and (vii) entering into certain transactions with affiliates, in each case with certain exceptions customary for credit facilities such as the Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 128, "Earnings Per Share," in 1997. See Note 2 to the Consolidated Financial Statements in Item 8 hereof. In 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company does not expect adoption of these standards to have a material impact on its Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Berg Electronics Corp.
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................  19
  Consolidated Balance Sheets as of December 31, 1996 and
     1997...................................................  20
  Consolidated Statements of Operations for the years ended
     December 31, 1995, 1996 and 1997.......................  21
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1995, 1996 and 1997...........  22
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996 and 1997.......................  23
  Notes to Consolidated Financial Statements................  24
  Schedule I -- Condensed Financial Information (Parent
     Company Only)..........................................  38
  Schedule II -- Valuation and Qualifying Accounts..........  42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Berg Electronics Corp.:

     We have audited the accompanying consolidated balance sheets of Berg Electronics Corp. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berg Electronics Corp. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

St. Louis, Missouri,
January 27, 1998

                             BERG ELECTRONICS CORP.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                           AS OF DECEMBER 31,
                                           -------------------
                                             1996       1997
                                           --------   --------
Current assets:
  Cash and cash equivalents.............   $  8,999   $ 11,994
  Accounts receivable, less allowance of
     $3,703 and $3,657, respectively....    104,134    118,331
  Inventories...........................     91,823     96,022
  Prepaid expenses and other............     13,935     16,890
                                           --------   --------
          Total current assets..........    218,891    243,237
                                           --------   --------
Property, plant and equipment...........    259,905    285,767
Deferred financing costs................     14,896      4,414
Intangible assets.......................    174,860    165,437
Other assets............................     13,455      5,791
                                           --------   --------
          Total assets..................   $682,007   $704,646
                                           ========   ========

              LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     obligations........................   $ 33,912   $ 26,786
  Accounts payable......................     60,822     76,779
  Accrued payroll and payroll taxes.....     23,497     24,969
  Accrued and other liabilities.........     47,168     56,882
  Accrued interest......................      3,746      2,328
  Income taxes payable..................      8,586     12,788
                                           --------   --------
          Total current liabilities.....    177,731    200,532
                                           --------   --------
Long-term obligations, less current
  maturities............................    324,646    316,544
Other liabilities.......................     40,738     51,686
Stockholders' equity:
  Common stock, par value $.01 per
     share, 38,250,476 and 39,099,791
     shares, respectively, issued and
     outstanding........................        382        391
  Class A common stock, par value $.01
     per share, 2,768,582 and 1,908,554
     shares, respectively, issued and
     outstanding........................         28         19
Paid in capital.........................    116,094    116,563
Retained earnings.......................     19,836     52,062
Cumulative translation adjustments......      2,552    (33,151)
                                           --------   --------
          Total stockholders' equity....    138,892    135,884
                                           --------   --------
          Total liabilities and
           stockholders' equity.........   $682,007   $704,646
                                           ========   ========

        See accompanying notes to the consolidated financial statements.

                             BERG ELECTRONICS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                          -----------------------------------------
                                             1995           1996           1997
                                          -----------    -----------    -----------
Net sales...............................  $   667,249    $   704,669    $   785,150
Operating expenses:
  Cost of goods sold....................      442,276        455,869        505,706
  Selling, general and administrative...      154,756        157,682        169,936
  Amortization of intangible assets.....       11,182         12,011         15,409
  Net periodic postretirement
     benefits...........................        2,271          1,272          1,830
                                          -----------    -----------    -----------
Operating income........................       56,764         77,835         92,269
Other income (expense):
  Interest expense......................      (34,609)       (28,350)       (26,755)
  Amortization of deferred financing
     costs..............................       (6,286)        (3,388)        (2,019)
  Other, net............................         (738)         1,239         (1,185)
                                          -----------    -----------    -----------
Income before income tax provision and
  extraordinary items...................       15,131         47,336         62,310
Income tax provision....................        5,802         18,391         24,120
                                          -----------    -----------    -----------
Income before extraordinary items.......        9,329         28,945         38,190
Extraordinary items -- loss on early
  extinguishment of debt, net of income
  tax of $0, $12,443 and $3,734,
  respectively..........................           --        (18,664)        (5,964)
                                          -----------    -----------    -----------
Net income..............................        9,329         10,281         32,226
Preferred stock:
  Accretion and dividends...............      (14,741)        (5,469)            --
  Excess of fair value over book value
     of redemption and purchase.........           --        (21,866)            --
                                          -----------    -----------    -----------
Net income (loss) applicable to common
  shares................................  $    (5,412)   $   (17,054)   $    32,226
                                          ===========    ===========    ===========
Earnings per common share -- basic
  Income (loss) before extraordinary
     items..............................  $     (0.21)   $      0.04    $      0.93
                                          ===========    ===========    ===========
  Net income (loss).....................  $     (0.21)   $     (0.44)   $      0.79
                                          ===========    ===========    ===========
Earnings per common share -- diluted
  Income (loss) before extraordinary
     items..............................  $     (0.21)   $      0.04    $      0.92
                                          ===========    ===========    ===========
  Net income (loss).....................  $     (0.21)   $     (0.44)   $      0.78
                                          ===========    ===========    ===========

        See accompanying notes to the consolidated financial statements.

                             BERG ELECTRONICS CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                       CUMULATIVE
                                           PREFERRED   COMMON    PAID IN    RETAINED   TRANSLATION
                                             STOCK     STOCK     CAPITAL    EARNINGS   ADJUSTMENTS     TOTAL
                                           ---------   ------   ---------   --------   -----------   ---------
Balance, December 31, 1994..............     $ 45       $260    $ 115,051   $ 2,101     $ 12,002     $ 129,459
  Exercise of stock options.............                               30                                   30
  Preferred stock dividends.............        6                      (6)                                  --
  Series B preferred stock accretion....                            1,500    (1,500)                        --
  Change in cumulative translation
     adjustments........................                                                   5,522         5,522
  Net income............................                                      9,329                      9,329
                                             ----       ----    ---------   -------     --------     ---------
Balance, December 31, 1995..............     $ 51       $260    $ 116,575   $ 9,930     $ 17,524     $ 144,340
  Exercise of stock options.............                              223                                  223
  Preferred stock dividends.............        1                      (1)                                  --
  Series B preferred stock accretion....                              375      (375)                        --
  Preferred stock purchase and
     redemption.........................      (52)               (142,953)                            (143,005)
  Net proceeds from IPO.................                 150      146,883                              147,033
  Costs of IPO..........................                           (5,008)                              (5,008)
  Change in cumulative translation
     adjustments........................                                                 (14,972)      (14,972)
  Net income............................                                     10,281                     10,281
                                             ----       ----    ---------   -------     --------     ---------
Balance, December 31, 1996..............     $ --       $410    $ 116,094   $19,836     $  2,552     $ 138,892
  Exercise of stock options.............                              197                                  197
  Tax benefit upon exercise of stock
     options............................                              272                                  272
  Change in cumulative translation
     adjustments........................                                                 (35,703)      (35,703)
  Net income............................                                     32,226                     32,226
                                             ----       ----    ---------   -------     --------     ---------
Balance, December 31, 1997..............     $ --       $410    $ 116,563   $52,062     $(33,151)    $ 135,884
                                             ====       ====    =========   =======     ========     =========

        See accompanying notes to the consolidated financial statements.

                             BERG ELECTRONICS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                           ---------------------------------------
                                               1995           1996         1997
                                           ------------   ------------   ---------
Cash flows provided by (used in)
  operating activities:
  Net income............................    $   9,329      $  10,281     $  32,226
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
     Extraordinary items................           --         31,107         9,698
     Depreciation.......................       42,761         44,237        47,578
     Amortization and other non-cash
       charges..........................       19,739         16,671        19,258
     Change in assets and liabilities,
       net of acquisitions:
       Accounts receivable..............      (24,226)         8,706       (26,670)
       Inventories......................       (8,339)       (10,982)      (12,089)
       Prepaid expenses and other.......          648         (5,873)       (3,574)
       Accounts payable.................       23,242         (7,610)       21,048
       Accrued and other liabilities....        4,944         (2,591)       12,686
       Other, net.......................         (335)       (14,735)        7,601
                                            ---------      ---------     ---------
Net cash from operating activities......       67,763         69,211       107,762
                                            ---------      ---------     ---------
Cash flows provided by (used in)
  investing activities:
  Acquisitions..........................      (11,375)       (17,844)           --
  Capital expenditures, net.............      (45,046)       (61,556)      (85,010)
                                            ---------      ---------     ---------
Net cash from investing activities......      (56,421)       (79,400)      (85,010)
                                            ---------      ---------     ---------
Cash flows provided by (used in)
  financing activities:
  Proceeds from issuance of long-term
     obligations........................       15,150        405,393       495,035
  Repayment of long-term obligations....      (19,658)      (384,662)     (510,475)
  Financing costs.......................           --        (25,208)       (1,235)
  Proceeds from issuance of common
     stock..............................           30            223           197
  Net proceeds from IPO.................           --        147,033            --
  Redemption and purchase of preferred
     stock..............................           --       (143,005)           --
                                            ---------      ---------     ---------
Net cash from financing activities......       (4,478)          (226)      (16,478)
                                            ---------      ---------     ---------
Effect of exchange rate changes on
  cash..................................          756           (187)       (3,279)
                                            ---------      ---------     ---------
Net change in cash and cash
  equivalents...........................        7,620        (10,602)        2,995
Cash and cash equivalents at beginning
  of period.............................       11,981         19,601         8,999
                                            ---------      ---------     ---------
Cash and cash equivalents at end of
  period................................    $  19,601      $   8,999     $  11,994
                                            =========      =========     =========

        See accompanying notes to the consolidated financial statements.

                             BERG ELECTRONICS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. THE COMPANY

     Berg Electronics Corp., including its wholly-owned subsidiary Berg Electronics Group, Inc. ("Berg"), (together, the "Company"), is a leading global designer, manufacturer and marketer of electronic connectors and cable assembly products for applications primarily in the computer, telecommunications and industrial markets. Berg Electronics Corp., a Delaware corporation, was formed on November 4, 1992, to participate in the Initial Acquisition (defined below). The Company had no operations prior to the Initial Acquisition. The Company's year end is December 31.

     On February 26, 1993, the Company acquired certain assets and assumed certain liabilities of the Connector Systems Business of the Electronics Division of E.I. duPont de Nemours and Company (the "Predecessor") for a total consideration of $385,057 (the "Initial Acquisition"), which included an agreement not to compete, plus fees and expenses relating to the Initial Acquisition and related financing. The results of operations of the Business have been included in the consolidated financial statements since the date of the Initial Acquisition.

     Since the Initial Acquisition, the Company has made seven strategic acquisitions. The largest of these occurred on May 23, 1994, when the Company acquired certain assets and related liabilities of the Connector System Business of the AT&T Microelectronics Division of AT&T Corp. (now Lucent Technologies, Inc.) ("Lucent") for a total consideration of $84,500 (the "Lucent Acquisition") which included fees and expenses relating to the Lucent Acquisition and related financing.

     During 1996, the Company implemented a recapitalization plan (the "Recapitalization Plan"), among other things, to reduce interest expense and preferred stock dividend requirements and to improve the Company's operating and financial flexibility. The Recapitalization Plan included the redemption and purchase of Series B Preferred Stock (as defined below) and Series E Preferred Stock (as defined below), the redemption and purchase of the Debentures (as defined below), the refinancing of the Amended and Restated Credit Agreement dated as of May 23, 1994, with Chemical Bank, N.A., as Agent, and certain other banks as parties thereto (the "Amended Credit Agreement"), the 1-for 4.11 reverse stock split effective February 2, 1996 and the initial public offering of 14,950,000 shares of the Company's common stock, par value $0.01 per share (together, the "Recapitalization").

     During 1997, the Company entered into a new credit facility agreement (the "Credit Facility") that was used to extinguish and replace the credit agreement dated February 29, 1996, as amended December 18, 1996 (the "IPO Credit Facility"). The Credit Facility reduces the Company's borrowing costs and improves the Company's operating and financial flexibility. See Notes 6 and 7 herein for further discussion.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for the Company's interest in a joint venture in India which is accounted for under the equity method and is insignificant to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. In addition, certain prior year amounts have been reclassified to conform to current year presentation.

  Revenue Recognition

     Sales and related cost of goods sold are recognized when goods are shipped to the customer or, in the case of consignment inventories at customer sites, when the customer uses product from the consigned quantities.

                             BERG ELECTRONICS CORP.

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

  Related Party Transactions

     The Company has entered into an Amended and Restated Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse, Tate & Furst Incorporated ("Hicks, Muse") (an affiliate of the Company). The Agreement provides that the Company shall pay Hicks, Muse an annual fee, for ten years, of the greater of $700 or one-tenth of one percent (0.1%) of the previous year's net sales. In addition, the Agreement entitles Hicks, Muse to an acquisition advisory fee equal to 1.5% of the purchase price of any acquisition effected by the Company.

     The Company sells certain connectors and other products needed to manufacture printed circuit boards and back panel assemblies to Viasystems, Inc., ("Viasystems"). Viasystems is controlled by Hicks, Muse, through its affiliates, and managed by Mills & Partners, Inc. In addition, certain of the Company's directors and executive officers have financial interests in Viasystems. In 1997, the Company's sales to Viasystems were approximately $41,000. The Company sells products to Viasystems on terms and conditions which the Company believes to be comparable to terms that would be reached in an arm's length transaction.

  Net Income (Loss) per Common Share

     On October 20, 1997, the Company completed a 2-for-1 split of its common stock, par value $0.01 (the "Common Stock"), and Class A common stock, par value $0.01 (the "Class A Common Stock"), effected as a 100% stock dividend to holders of record on September 29, 1997. All share and per share data in the accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements for all periods presented have been retroactively restated to give effect to this split.

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." All per share amounts have been calculated in accordance with SFAS No. 128 using the weighted average number of shares outstanding during each period, adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. All per share data has been retroactively restated in accordance with SFAS No. 128.

                             BERG ELECTRONICS CORP.

  Statements of Cash Flows

     For purposes of the Consolidated Statements of Cash Flows, the Company considers investments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes paid for the year ended December 31, 1995, are approximately $36,300 and $3,200, respectively, for the year ended December 31, 1996, are approximately $27,100 and $3,300, respectively, and for the year ended December 31, 1997, are approximately $28,200 and $4,000, respectively.

  Fair Value of Financial Instruments

     The fair market values of the financial instruments included in the consolidated financial statements approximate the carrying values of the financial instruments.

  Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

3. INVENTORIES

     The composition of inventories is as follows:

                                            AT DECEMBER 31,
                                           ------------------
                                            1996       1997
                                           -------    -------
Raw materials...........................   $36,395    $28,414
Work-in-process.........................    23,810     31,536
Finished goods..........................    31,618     36,072
                                           -------    -------
          Total.........................   $91,823    $96,022
                                           =======    =======

     The carrying value of inventories valued at LIFO, at December 31, 1996 and 1997, is approximately $43,200 and $46,900, respectively, and its current cost is approximately $34,200 and $31,500, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31 is as follows:

                                             1996         1997
                                           ---------    ---------
Land and buildings......................   $  89,553    $  89,478
Machinery, equipment and other..........     298,484      360,812
                                           ---------    ---------
                                             388,037      450,290
Less: Accumulated depreciation..........    (128,132)    (164,523)
                                           ---------    ---------
                                           $ 259,905    $ 285,767
                                           =========    =========

                             BERG ELECTRONICS CORP.

5. INTANGIBLE ASSETS

     Intangible assets are amortized on a straight-line basis over various estimated useful lives. The composition of intangible assets at December 31 is as follows:

                                                                 AMOUNT
                                                           -------------------
                                                             1996       1997     LIFE
                                                           --------   --------   ----
Goodwill................................................   $134,387   $134,387     40
Patented technology.....................................     42,618     46,228   5-17
Unpatented technology...................................     15,542     15,542   3-17
Covenants not to compete................................      5,150      5,150      5
Software................................................      3,400      3,400      5
Other...................................................      5,344      5,344   5-20
Supply agreement........................................      6,800      6,800     10
                                                           --------   --------
                                                            213,241    216,851
Less: Accumulated amortization..........................    (38,381)   (51,414)
                                                           --------   --------
                                                           $174,860   $165,437
                                                           ========   ========

     Goodwill represents purchase price in excess of net tangible and identified intangible assets acquired in acquisitions. The Company generally assesses the recoverability of its intangible assets primarily based on its current and anticipated future undiscounted cash flows. At December 31, 1997, the Company does not believe there has been any impairment of its intangible assets.

6. DEFERRED FINANCING COSTS

     At December 31, 1997, deferred financing costs consists of aggregate fees and expenses of $5,235 incurred in connection with the Credit Facility dated August 7, 1997, and other financing arrangements. These fees are being amortized over the terms of the related borrowing and/or financial instrument on a straight line basis.

7. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31 is as follows:

                                                                1996        1997
                                                              --------    --------
Credit Facility:
  Term Loan.................................................  $332,500    $237,500
  Revolving Credit Loan.....................................    16,000      93,000
Other (Interest rates 1%-5%)................................    10,058      12,830
                                                              --------    --------
                                                              $358,558    $343,330
Less: Current maturities....................................   (33,912)    (26,786)
                                                              --------    --------
          Total.............................................  $324,646    $316,544
                                                              ========    ========

                             BERG ELECTRONICS CORP.

     The schedule of principal payments on long-term obligations at December 31, 1997, is as follows:

1998........................................................  $ 26,786
1999........................................................    32,535
2000........................................................    44,962
2001........................................................    50,891
2002........................................................    57,160
Thereafter..................................................   130,996
                                                              --------
          Total.............................................  $343,330
                                                              ========

EXISTING FINANCING

     On August 7, 1997, the Company entered into a new credit facility agreement that was used to replace the IPO Credit Facility. The refinancing resulted in the write-off of $9,698 of deferred financing costs. This write-off, net of income tax, is classified as an extraordinary item on the Consolidated Statements of Operations for the year ended December 31, 1997.

     The Credit Facility consists of a $250,000 term loan (the "Term Loan") and a $300,000 revolving credit loan (the "Revolver"). Borrowings under the Credit Facility are secured by first priority mortgages and liens on substantially all of the material assets of the Company and its domestic subsidiaries and by pledges of a portion of the capital stock of the foreign subsidiaries. As of December 31, 1996 and 1997, the Company had approximately $10,000 and $11,200, of standby letters of credit outstanding under the IPO Credit Facility and the Revolver, respectively. The Credit Facility contains several financial covenants that, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends. The commitment fee on the unused portion of the Revolver is 0.25% per annum on the average daily unused balance.

     Mandatory principal payments under the Term Loan are due in semi-annual installments beginning on December 31, 1997, and continuing until the final payment is due on December 31, 2003. Amounts outstanding under the Revolver are due December 31, 2003.

     Borrowings under the Credit Facility bear interest, at the option of the Company, at a rate per annum equal to (i) the Agent's Alternate Base Rate (as defined in the Credit Facility) or (ii) 0.75% plus the Eurodollar rate per annum. Interest payment dates vary depending on the interest rate option selected by the Company, but generally, interest is payable quarterly.

     The Credit Facility requires the Company to enter into interest rate hedging arrangements to hedge against interest rate fluctuations. The Company has entered into an agreement which provides a ceiling of 8.5% on the LIBOR rate on $137,000 of indebtedness until June 30, 1998. The costs of the hedge agreements are amortized over their terms.

     Other long-term obligations primarily relate to mortgages on two recently acquired production facilities.

PRIOR FINANCING

     On February 29, 1996, the Company entered into the IPO Credit Facility that among other things, refinanced the Amended Credit Agreement and resulted in the write off of $12,755 of deferred financing costs. This write off, net of income tax, is classified with other extraordinary items in the Consolidated Statement of Operations for the year ended December 31, 1996.

     11 3/8% Guaranteed Senior Subordinated Debentures due 2003 (the "Debentures") were issued under an indenture, dated April 28, 1993 (the "Indenture"). The Debentures represented unsecured general obligations of the Company and were subordinate to all Senior Debt (as defined in the Indenture) of the Company. On

                             BERG ELECTRONICS CORP.

April 8, 1996, the Company redeemed $30,000 aggregate principal amount of Debentures (the "Debenture Redemption") for approximately $34,487 including accrued and unpaid interest and a redemption premium thereon, in accordance with the terms of the Indenture dated as of October 29, 1993, as amended. On April 9, 1996, the Company purchased all of the outstanding Debentures not redeemed by the Company pursuant to the Debenture Redemption for approximately $82,590. The redemption and purchase of the Debentures resulted in the write off of $4,900 of deferred financing costs. This write off, net of income tax, is classified with other extraordinary items in the Consolidated Statement of Operations for the year ended December 31, 1996. Additionally, the redemption and purchase premium and the related fees and expenses of the Debenture Redemption and purchase, totaling $13,452, are classified with other extraordinary items, net of income tax, in the Consolidated Statement of Operations for the year ended December 31, 1996.

8. STOCKHOLDERS' EQUITY

     At December 31, 1996 and 1997, the authorized capital stock of the Company consisted of 60 million shares of Common Stock, 7 million shares of Class A Common Stock and 28.5 million shares of preferred stock, of which 670,000 shares were designated, in 1997, as Series A Junior Preferred Stock ("Series A Preferred Stock").

     The Class A Common Stock may be converted into shares of Common Stock at the option of the holder at any time. In addition, shares of the Class A Common Stock may be converted into Common Stock at the option of the Company upon the occurrence of a Triggering Event (as defined) or on February 26, 2003. Such conversion is based on a formula set forth in the Company's Certificate of Incorporation.

     Dividends are payable to holders of the Common Stock and Class A Common Stock in amounts as and when declared by the Company's Board of Directors, subject to legally available funds and certain agreements. The Common Stock and the Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

     On December 22, 1997, the Company adopted a rights plan (the "Rights Plan") and, pursuant to the Rights Plan, declared a dividend of one preferred stock purchase right (the "Rights") on each outstanding share of Common Stock and each outstanding share of Class A Common Stock. The dividend is payable to holders of record as of January 8, 1998. Under certain conditions, each Right may be exercised to purchase one one-hundredth ( 1/100) share of Series A Preferred Stock at an exercise price of $115, subject to certain adjustments. The Rights may only be exercised on the tenth day after a public announcement that a party has acquired beneficial ownership of 15% or more of the Company's outstanding voting stock or made an offer to acquire such beneficial ownership, subject to certain exceptions. Prior to that time, the Rights are not transferable apart from the Company's Common Stock or Class A Common Stock. The Rights, which do not have voting rights, expire on December 21, 2007, and may be redeemed by the Company at a price of $0.01 per Right at any time prior to their expiration or prior to the tenth day after the acquisition of 15% of the Company's outstanding voting stock (or at such later date as may be authorized by the Company's Board of Directors).

     In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of record of a Right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the acquiring company having a market value at the time of the transaction equal to two times the exercise price of the Right. In addition, in the event that a party becomes the beneficial owner of 15% or more of the Company's outstanding voting stock, provision shall be made that each holder of record of a Right, other than the acquiring person, will have the right to receive, upon payment of the exercise price, that number of shares of the Company's preferred stock having a market value at the time of the transaction equal to two times the exercise price (such market value to be determined with reference to the market value of the Company's Common Stock and Class A Common Stock as provided in the Rights Plan). After a party acquires 15% beneficial ownership

                             BERG ELECTRONICS CORP.

but before there has been a 50% acquisition, the Board of Directors has the option to exchange one share of Common Stock for each then valid Right, excluding Rights held by the acquiring party.

     On October 29, 1997, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, and as amended November 13, 1997, to register 8,911,304 shares of its Common Stock on behalf of certain selling stockholders. Sale of shares under this offering is expected to be completed during 1998.

     On March 6, 1996, the Company consummated the sale of 14,950,000 shares of its Common Stock in its initial public offering. The Company received net proceeds of approximately $147,033 from the offering.

     In 1993, the Company adopted a qualified and non-qualified stock option plan (the "Option Plan") which provided for the granting of up to 906,436 shares of Common Stock to key officers and employees of the Company. In December 1997, the Board of Directors approved an amendment to the Option Plan which provides for granting an additional 1,500,000 shares of Common Stock. Under the Option Plan, as amended, a total of 2,406,436 shares are provided for granting. The amendment to the Option Plan is subject to shareholder approval at the Annual Meeting in May 1998. Under the Option Plan, options granted approximate market value of the Common Stock at the date of grant. Such options vest ratably over a five-year period commencing on the first anniversary date after the date of grant, and vested options are exercisable at the discretion of the committee appointed to administer the Option Plan. Generally, an option may be exercised only if the holder is an officer or employee of the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined based upon the fair value at the grant date for awards under those plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income, net income (loss) applicable to common shares and diluted earnings (loss) per common share would approximate the pro forma amounts below:

                                                               1995       1996       1997
                                                              -------   --------   --------
Net income....................................  As reported   $ 9,329   $ 10,281   $ 32,226
                                                  Pro forma   $ 9,302   $ 10,203   $ 32,137
Net income (loss) applicable to common          As reported   $(5,412)  $(17,054)  $ 32,226
  shares......................................    Pro forma   $(5,439)  $(17,132)  $ 32,137
Diluted earnings (loss) per common share......  As reported   $ (0.21)  $  (0.44)  $   0.78
                                                  Pro forma   $ (0.21)  $  (0.44)  $   0.78

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions in 1995, 1996 and 1997, respectively: (i) dividend yield of 0% in all years; (ii) expected volatility of 30.0%, 30.0% and 37.5%; (iii) risk free interest rate ranging from 5.9% to 7.5%, in 1995, 5.5% to 6.4% in 1996 and 5.7% to 6.5% in
1997; and (iv) expected life of 10 years.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

                             BERG ELECTRONICS CORP.

     Changes in the status of the Option Plan are summarized below:

                                                     WEIGHTED
                                                      AVERAGE          OPTIONS      OPTIONS
                                                  PRICE PER SHARE    OUTSTANDING    VESTED
                                                  ---------------    -----------    -------
December 31, 1994...............................      $ 2.54            664,232     108,514
  Granted.......................................      $ 9.66             82,726          --
  Vested........................................          --                 --     121,168
  Exercised.....................................      $ 2.05            (14,598)    (14,598)
  Lapsed........................................      $ 2.05            (51,094)         --
                                                      ------          ---------     -------
December 31, 1995...............................      $ 3.45            681,266     215,084
  Granted.......................................      $11.93             88,660          --
  Vested........................................          --                 --     159,584
  Exercised.....................................      $ 3.00            (40,872)    (40,872)
  Forfeited.....................................      $ 9.66             (9,732)         --
  Lapsed........................................      $ 2.05            (17,544)     (1,946)
                                                      ------          ---------     -------
December 31, 1996...............................      $ 4.51            701,778     331,850
  Granted.......................................      $19.52            798,167          --
  Vested........................................          --                 --     123,107
  Exercised.....................................      $ 3.70            (53,284)    (53,284)
  Lapsed........................................      $ 4.71            (13,138)         --
                                                      ------          ---------     -------
December 31, 1997...............................      $12.89          1,433,523     401,673
                                                      ======          =========     =======

     The weighted average grant-date fair value of options granted during 1995, 1996 and 1997 was $5.54, $6.65 and $19.52 per share, respectively. The weighted average exercise price of options vested at December 31, 1996 and 1997, is $2.85 and $3.82 per share, respectively. The table below summarizes options outstanding at December 31, 1997.

  OPTIONS     EXERCISE   WEIGHTED AVERAGE
OUTSTANDING    PRICE      LIFE REMAINING
-----------   --------   ----------------
412,880..     $  2.055   5.6 years
60,826...        4.705   6.6
121,650..         9.66   7.7
40,000...      14.6875   9.0
203,732..       14.625   9.1
56,000...      25.5625   9.8
538,435..        20.75   10.0

     As discussed in Note 2 herein, the Company adopted SFAS No. 128 in 1997. In accordance with SFAS No. 128, the following tables reconcile net income (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings (loss) per share for each of the years ended December 31, 1995, 1996 and 1997.

                                                    NET INCOME                  PER SHARE
                                                      (LOSS)        SHARES       AMOUNT
                                                    ----------    ----------    ---------
                                                    FOR THE YEAR ENDED DECEMBER 31, 1995
                                                    -------------------------------------
BASIC AND DILUTED EARNINGS PER SHARE
Loss available to common stockholders.............   $(5,412)     25,978,648     $(0.21)
                                                     =======      ==========     ======

                             BERG ELECTRONICS CORP.

                                                    NET INCOME                  PER SHARE
                                                      (LOSS)        SHARES       AMOUNT
                                                    ----------    ----------    ---------
                                                    FOR THE YEAR ENDED DECEMBER 31, 1996
                                                    -------------------------------------
Net Loss..........................................   $(17,054)                   $(0.44)
Less: Extraordinary items.........................    (18,664)                    (0.48)
                                                     --------                    ------
BASIC EARNINGS PER SHARE
Income available to common stockholders...........      1,610     38,491,476       0.04
Assumed exercise of options (treasury method).....         --        281,811         --
                                                     --------     ----------     ------
DILUTED EARNINGS PER SHARE
Income available to common stockholders...........   $  1,610     38,773,287     $ 0.04
                                                     ========     ==========     ======

                                                    FOR THE YEAR ENDED DECEMBER 31, 1997
                                                    -------------------------------------
Net Income........................................   $ 32,226                    $ 0.79
Less: Extraordinary item..........................     (5,964)                    (0.14)
                                                     --------                    ------
BASIC EARNINGS PER SHARE
Income available to common stockholders...........     38,190     41,035,554       0.93
Assumed exercise of options (treasury method).....         --        360,989         --
                                                     --------     ----------     ------
DILUTED EARNINGS PER SHARE
Income available to common stockholders...........   $ 38,190     41,396,543     $ 0.92
                                                     ========     ==========     ======

     Basic earnings (loss) per common share was computed by dividing net income
(loss) by the weighted average shares of common stock outstanding during the year. Diluted loss per share for 1995 did not include the effect of the assumed exercise of options issued and outstanding as the effect was antidilutive. Diluted earnings (loss) per common share for 1996 and 1997 were determined assuming the options issued and outstanding were exercised as of the later of January 1 of the respective year or the grant date. Options to purchase 56,000 shares of Common Stock at $25.56 per share and 538,435 shares at $20.75 per share were outstanding during the third and fourth quarters and the fourth quarter, respectively, but were not included in the computation of diluted earnings per share because the exercise price of such options was greater than the average market price of the Common Stock. These options, which expire in September 2007 and December 2007, respectively, were outstanding at December 31, 1997. For 1996 and 1997, diluted loss per common share for extraordinary items was $(0.48) and $(0.14), respectively. As a result of adoption of SFAS No. 128, the Company restated reported earnings (loss) per share for 1995 and 1996. This accounting change had no impact on previously reported earnings per share data.

     Dividends on the Company's Series B Preferred Stock, par value $0.01 per share, ("Series B Preferred Stock") were payable at an annual rate of $2 per annum per share. Dividends were payable quarterly on February 28, May 31, August 31, and November 30. The Company, at its option, could pay quarterly dividends on the Series B Preferred Stock for any or all dividend payments until February 28, 1998, and if the Amended Credit Agreement prohibited the payment of cash dividends, until February 28, 2000, by issuing additional shares of Series B Preferred Stock, having a $25 per share liquidation value. Dividends for the November 1993 and the February, May, August and November 1994 dividend dates were paid by issuing 173,258 additional shares of Series B Preferred Stock in 1994. Dividends for the February, May, August and November 1995 dividend dates were paid by issuing 151,502 additional shares of Series B Preferred Stock in 1995.

     Dividends on the Series E Preferred Stock, par value $0.01 per share, ("Series E Preferred Stock") were payable at an annual rate of $3.34375 per annum per share prior to May 1, 2005 and $3.6250 per share from and including May 1, 2005 increasing quarterly by $.125 per share provided that in no event shall the dividend rate exceed $5.00 per share. Dividends were payable quarterly on February 1, May 1, August 1, and November 1 (each a "Dividend Payment Date"). The Company, at its option, could pay quarterly dividends on the Series E Preferred Stock for any or all dividend payments prior to May 1, 1998, and if the Amended

                             BERG ELECTRONICS CORP.

Credit Agreement prohibited the payment of cash dividends, prior to May 1, 2000, by issuing additional shares of Series E Preferred Stock, which will be valued at $25 per share. Dividends for the November 1993 and February, May, August and November 1994 Dividend Payment Dates were paid by issuing 410,510 additional shares of Series E Preferred Stock in 1994. Dividends for the February, May, August and November 1995 Dividend Payment Dates were paid by issuing 378,135 additional shares of Series E Preferred Stock in 1995.

     On March 18, 1996, the Company redeemed 50% of the outstanding shares of the Series E Preferred Stock including accrued and unpaid dividends and a redemption premium thereon for approximately $44,253 (the "Series E Preferred Redemption"). On March 19, 1996, the Company purchased all of the outstanding shares of Series E Preferred Stock not purchased by the Company pursuant to the Series E Preferred Redemption for approximately $47,819. Also, on March 19, 1996, the Company redeemed all of the outstanding shares of the Company's Series B Preferred Stock including accrued and unpaid dividends thereon for approximately $50,933.

9. INCOME TAXES

     The provision for income taxes, excluding the effects of extraordinary items, for the years ended December 31 consists of the following:

                                                           1995      1996      1997
                                                          ------   --------   -------
Current:
  Federal..............................................   $   --   $     --   $   444
  State................................................      117         38       104
  Foreign..............................................    3,767      5,904     7,309
Deferred:
  Federal..............................................      554      7,710    10,226
  State................................................       --      1,205     1,308
  Foreign..............................................    1,364      3,534     4,729
                                                          ------   --------   -------
                                                           5,802     18,391    24,120
  Tax benefit in extraordinary items...................       --    (12,443)   (3,734)
                                                          ------   --------   -------
          Total expense................................   $5,802   $  5,948   $20,386
                                                          ======   ========   =======

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                           1995      1996      1997
                                                          ------   --------   -------
U.S. Federal statutory rate............................   $5,145   $ 16,094   $21,185
State taxes, net of Federal benefit....................      117        215     1,549
Foreign taxes in excess of U.S. statutory rate.........      540      1,992     1,267
Other..................................................       --         90       119
                                                          ------   --------   -------
                                                          $5,802   $ 18,391   $24,120
                                                          ======   ========   =======

                             BERG ELECTRONICS CORP.

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                  1996        1997
                                                                --------    --------
Deferred tax assets:
  Accrued liabilities not yet deductible....................    $  5,866    $  7,997
  Postretirement benefits...................................       9,685      10,293
  Net operating losses carried forward......................      24,394       9,361
  Other.....................................................         749       2,116
                                                                --------    --------
                                                                  40,694      29,767
                                                                --------    --------
Deferred tax liabilities:
  Amortization..............................................      23,258      22,413
  Contingent bank loans.....................................       2,800          --
  Depreciation..............................................       7,495      12,750
  LIFO inventory valuation..................................       3,420       5,945
  Other.....................................................       6,870       3,577
                                                                --------    --------
                                                                  43,843      44,685
                                                                --------    --------
Net deferred tax liability..................................    $ (3,149)   $(14,918)
                                                                ========    ========

     The Company's net operating losses carried forward expire over varying periods ranging from 5 to 15 years.

     Domestic and foreign income before income tax provision for the years ended December 31 are as follows:

                                                          1995      1996       1997
                                                         ------    -------    -------
Domestic...............................................  $  701    $20,718    $30,626
Foreign................................................  14,430     26,618     31,684

     The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future.

10. RETIREMENT BENEFITS

     Pension coverage for employees of the Company's non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves. The Company has a voluntary 401(k) savings plan designed to enhance the existing retirement program covering eligible domestic employees. The costs of these plans recorded in the Consolidated Financial Statements are approximately $3,500, $4,500 and $3,600 and for 1995, 1996 and 1997, respectively.

     The Company provides postretirement health care and other benefits to qualifying domestic retirees. Most international employees are covered by government sponsored programs and the cost to the Company is not significant. The Company does not fund retiree health care benefits in advance and has the right to modify these plans in the future.

                             BERG ELECTRONICS CORP.

     Net periodic postretirement benefit cost (NPPBC) for the years ended December 31 includes the following components:

                                                            1995      1996      1997
                                                           ------    ------    ------
Service cost.............................................  $1,037    $  909    $1,277
Interest cost............................................   1,455       951     1,118
Amortization of net gain.................................    (221)     (588)     (565)
                                                           ------    ------    ------
NPPBC....................................................  $2,271    $1,272    $1,830
                                                           ======    ======    ======

     The plan's status at December 31 is as follows:

                                                               1996       1997
                                                              -------    -------
Expected postretirement benefit obligation (EPBO)...........  $29,719    $33,071
                                                              -------    -------
Actuarial present value of benefit obligation:
  Retirees..................................................  $   515    $   513
  Fully eligible active participants........................    3,649      4,708
  Other active participants.................................    9,845     10,711
                                                              -------    -------
Accumulated postretirement benefit obligation (APBO)........   14,009     15,932
Plan assets.................................................       --         --
                                                              -------    -------
Unfunded APBO...............................................   14,009     15,932
Unrecognized net gain.......................................   11,477     11,124
                                                              -------    -------
Accrued postretirement benefit cost.........................  $25,486     27,056
                                                              =======    =======

     The postretirement benefit obligation was determined by application of the terms of the plan, together with relevant actuarial assumptions for active employees. (The Predecessor retained the obligations for retirees at the Initial Acquisition). Health care cost trends are projected at annual rates grading from 8.0% in 1997 down to 6.0% in 2010 and later for the 1996 calculation. Healthcare cost trends are projected at annual rates grading from 8.5% in 1998 down to 5.75% in 2010 and later for the 1997 calculation. The effect of a 1% annual increase in these assumed cost trend rates would increase the APBO at December 31, 1996 and 1997, by a total of $2,864 and $3,087, respectively, and the service and interest cost components of the NPPBC for the year ended December 31, 1996 and 1997, by a total of $545 and $584, respectively. The assumed discount rate used in determining the APBO was 8.0% and 7.75% in 1996 and 1997, respectively. The assumed rate of increase in compensation levels used was 4.75% in 1996 and 1997. As no assets have been segregated and restricted for payment of postretirement benefits, the expected return on plan assets is $0. The postretirement benefit accrual is included in other long-term liabilities on the Consolidated Balance Sheets.

     The Company does not provide any other significant postemployment benefits.

                             BERG ELECTRONICS CORP.

11. COMMITMENTS

     The Company leases certain buildings and transportation and other equipment. Total rental expense under operating leases is $6,500, $5,800 and $6,900 in 1995, 1996 and 1997, respectively. Future minimum lease payments under capital and operating leases for years ending December 31 are:

                                                              CAPITAL    OPERATING
                                                              -------    ---------
1998........................................................  $2,030      $6,500
1999........................................................   1,020       5,000
2000........................................................   1,000       3,600
2001........................................................      20       2,900
2002........................................................      20       2,300
Thereafter..................................................      10       7,600
                                                              ------
  Total minimum lease payments..............................   4,100
  Less amount representing interest.........................     400
                                                              ------
  Present value of net minimum lease payments...............  $3,700
                                                              ======

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

13. RESEARCH AND DEVELOPMENT

     Research, development and engineering expenditures for the creation and application of new products and processes were approximately $24,800, $26,100 and $28,400 in 1995, 1996 and 1997, respectively.

14. BUSINESS SEGMENT INFORMATION

     The Company operates in one business segment -- electrical and electronic connection devices -- which are sold throughout many diverse markets.

     The Company's operations are worldwide and can be grouped into several geographic regions. Operations outside the United States are conducted through wholly owned subsidiaries of the Company that function within assigned, principally national, markets. The subsidiaries manufacture regionally where required by market conditions and/or customer demands, however substantial interregion and intraregion sales occur.

                             BERG ELECTRONICS CORP.

     Pertinent financial data by major geographic regions is as follows:

                                                       INTERCOMPANY     OPERATING
                                           NET SALES      SALES       INCOME (LOSS)   TOTAL ASSETS
                                           ---------   ------------   -------------   ------------
North America:  1995.....................  $339,248     $  70,447        $34,872       $ 573,038
                1996.....................   381,967        88,138         44,380         569,266
                1997.....................   384,877       109,853         57,428         589,167

Europe:         1995.....................  $159,501     $  25,895        $ 7,562       $ 159,576
                1996.....................   155,083        37,166         13,306         167,720
                1997.....................   216,807        35,177         15,868         178,908

Asia/Pacific:   1995.....................  $168,500     $  44,559        $14,830       $ 146,562
                1996.....................   167,619        35,700         20,149         155,357
                1997.....................   183,466        44,650         18,973         146,427

Eliminations:   1995.....................  $     --     $(140,901)       $  (500)      $(210,836)
                1996.....................        --      (161,004)            --        (210,336)
                1997.....................        --      (189,680)            --        (209,856)

Total:          1995.....................  $667,249     $      --        $56,764       $ 668,340
                1996.....................   704,669            --         77,835         682,007
                1997.....................   785,150            --         92,269         704,646

     As a result of the Lucent Acquisition, Lucent became a significant customer of the Company. In 1995, 1996 and 1997, sales to Lucent were approximately $110,500, $124,700 and $87,700, respectively. The Company entered into a five-year supply agreement with Lucent in connection with the Lucent Acquisition and believes that Lucent will remain an important customer in the foreseeable future.

15. UNAUDITED QUARTERLY DATA

                                                                                                 DILUTED EARNINGS
                                                                  NET INCOME                        (LOSS) PER
                                                                 (LOSS) BEFORE                     SHARE BEFORE
                                                                 EXTRAORDINARY        NET         EXTRAORDINARY
                                      NET SALES   GROSS PROFIT       ITEMS       INCOME (LOSS)        ITEMS
                                      ---------   ------------   -------------   -------------   ----------------
First Quarter:   1995...............  $160,300      $54,484         $ 4,040        $  4,040           $ 0.01
                 1996...............   180,118       61,914           5,555         (13,109)           (0.70)
                 1997...............   188,511       67,892           8,646           8,646             0.21

Second Quarter:  1995...............  $164,346      $57,906         $ 2,215        $  2,215           $(0.05)
                 1996...............   178,063       61,931           7,612           7,612             0.18
                 1997...............   202,505       71,783           9,845           9,845             0.23

Third Quarter:   1995...............  $170,829      $55,298         $ 3,040        $  3,040           $(0.02)
                 1996...............   172,537       60,336           6,560           6,560             0.16
                 1997...............   195,792       68,610           8,208           2,244             0.20

Fourth Quarter:  1995...............  $171,774      $57,285         $    34        $     34           $(0.14)
                 1996...............   173,951       64,619           9,218           9,218             0.22
                 1997...............   198,342       71,159          11,491          11,491             0.28

                             BERG ELECTRONICS CORP.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $     --    $     --
                                                              --------    --------
          Total current assets..............................        --          --
                                                              --------    --------
Investment in subsidiary....................................   138,892     135,884
                                                              --------    --------
          Total assets......................................  $138,892    $135,884
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to subsidiary.........................................  $     --    $     --
                                                              --------    --------
          Total current liabilities.........................        --          --
                                                              --------    --------
Stockholders' equity:
  Common stock, par value $.01 per share, 38,250,476 and
     39,099,791 shares, respectively, issued and
     outstanding............................................       382         391
  Class A common stock, par value $.01 per share, 2,768,582
     and 1,908,554 shares, respectively, issued and
     outstanding............................................        28          19
Paid in capital.............................................   116,094     116,563
Retained earnings...........................................    19,836      52,062
Cumulative translation adjustments..........................     2,552     (33,151)
                                                              --------    --------
          Total stockholders' equity........................   138,892     135,884
                                                              --------    --------
          Total liabilities and stockholders' equity........  $138,892    $135,884
                                                              ========    ========

  See notes to the consolidated financial statements of Berg Electronics Corp.

                             BERG ELECTRONICS CORP.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1995          1996          1997
                                                        -----------   -----------   -----------
Other income (expense):
  Equity in earnings of subsidiary....................  $     9,329   $    10,281   $    32,226
                                                        -----------   -----------   -----------
Income before income tax provision....................        9,329        10,281        32,226
Income tax provision..................................           --            --            --
                                                        -----------   -----------   -----------
Net income............................................        9,329        10,281        32,226
Preferred stock:
  Accretion and dividends.............................      (14,741)       (5,469)           --
  Excess of fair value over book value of redemption
     and purchase.....................................           --       (21,866)           --
                                                        -----------   -----------   -----------
Net income (loss) applicable to common shares.........  $    (5,412)  $   (17,054)  $    32,226
                                                        ===========   ===========   ===========
Basic income (loss) per common share..................  $     (0.21)  $     (0.44)  $      0.79
                                                        ===========   ===========   ===========
Diluted income (loss) per share.......................  $     (0.21)  $     (0.44)  $      0.78
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

                             BERG ELECTRONICS CORP.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                CUMULATIVE
                                                 PREFERRED   COMMON     PAID IN     RETAINED   TRANSLATION
                                                   STOCK     STOCK      CAPITAL     EARNINGS    ADJUSTMENT     TOTAL
                                                 ---------   ------   -----------   --------   ------------   --------
Balance, December 31, 1994......................    $45       $260     $115,051     $ 2,101      $ 12,002     $129,459
  Exercise of stock options.....................                             30                                     30
  Preferred stock dividends.....................      6                      (6)                                    --
  Series B preferred stock accretion............                          1,500      (1,500)                        --
  Change in cumulative translation
     adjustments................................                                                    5,522        5,522
  Net income....................................                                      9,329                      9,329
                                                    ---       ----     --------     -------      --------     --------
Balance, December 31, 1995......................    $51       $260     $116,575     $ 9,930      $ 17,524     $144,340
  Exercise of stock options.....................                            223                                    223
  Preferred stock dividends.....................      1                      (1)                                    --
  Series B preferred stock accretion............                            375        (375)                        --
  Preferred stock purchase and redemption.......    (52)               (142,953)                              (143,005)
  Net proceeds from IPO.........................               150      146,883                                147,033
  Costs of IPO..................................                         (5,008)                                (5,008)
  Change in cumulative translation
     adjustments................................                                                  (14,972)     (14,972)
  Net income....................................                                     10,281                     10,281
                                                    ---       ----     --------     -------      --------     --------
Balance, December 31, 1996......................    $--       $410     $116,094     $19,836      $  2,552     $138,892
  Exercise of stock options.....................                            197                                    197
  Tax benefit upon exercise of stock options....                            272                                    272
  Change in cumulative translation
     adjustments................................                                                  (35,703)     (35,703)
  Net income....................................                                     32,226                     32,226
                                                    ---       ----     --------     -------      --------     --------
Balance, December 31, 1997......................    $--       $410     $116,563     $52,062      $(33,151)    $135,884
                                                    ===       ====     ========     =======      ========     ========

  See notes to the consolidated financial statements of Berg Electronics Corp.

                             BERG ELECTRONICS CORP.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995       1996        1997
                                                              --------   ---------   ---------
Cash flows provided by (used in) operating activities:
  Net income................................................   $ 9,329    $ 10,281    $ 32,226
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Undistributed earnings of subsidiary.................    (9,329)    (10,281)    (32,226)
                                                               -------    --------    --------
Net cash from operating activities..........................        --          --          --
                                                               -------    --------    --------
Cash flows provided by (used in) investing activities:
  Cash (contributed to) received from subsidiary............       (30)        757        (197)
                                                               -------    --------    --------
Net cash from investing activities..........................       (30)        757        (197)
                                                               -------    --------    --------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock....................        30         223         197
  Preferred stock purchase and redemption...................        --    (143,005)         --
  Net proceeds from IPO.....................................        --     147,033          --
  Costs of IPO..............................................        --      (5,008)         --
                                                               -------    --------    --------
Net cash from financing activities..........................        30        (757)        197
                                                               -------    --------    --------
Net change in cash and cash equivalents.....................        --          --          --
Cash and cash equivalents at beginning of period............        --          --          --
                                                               -------    --------    --------
Cash and cash equivalents at end of period..................   $    --    $     --    $     --
                                                               =======    ========    ========

  See notes to the consolidated financial statements of Berg Electronics Corp.

                             BERG ELECTRONICS CORP.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL
   ACCOUNTS-DEDUCTED                   BALANCE AT                  CHARGES TO   ACCOUNTS                 BALANCE AT
FROM RECEIVABLES IN THE                BEGINNING                   COSTS AND    WRITTEN    TRANSLATION     END OF
     BALANCE SHEET                     OF PERIOD    ACQUISITIONS    EXPENSES      OFF      ADJUSTMENTS     PERIOD
-----------------------                ----------   ------------   ----------   --------   -----------   ----------
       1995.........................     $2,610        $   50        $1,353     $  (983)      $  13        $3,043
                                         ======        ======        ======     =======       =====        ======
       1996.........................     $3,043        $   --        $1,883     $(1,170)      $ (53)       $3,703
                                         ======        ======        ======     =======       =====        ======
       1997.........................     $3,703        $   --        $  904     $  (802)      $(148)       $3,657
                                         ======        ======        ======     =======       =====        ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information contained under the captions "PROPOSAL FOR THE ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" in the 1998 Proxy Statement for the Annual Meeting of Stockholders (the "1998 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption "EXECUTIVE AND DIRECTOR COMPENSATION" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information contained under the caption "VOTING SECURITIES OUTSTANDING AND SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "RELATED PARTY TRANSACTIONS" in the 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

     (1) and (2) Financial Statements and Financial Statement Schedules

        See Index to Financial Statements and Schedules at Item 8 of this report.

     (3) Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Certificate of Incorporation of Berg Electronics Corp.
                            (f/k/a Berg Electronics Group, Inc.; f/k/a Berg
                            Electronics Holdings Corp.; f/k/a Berg CS Holdings,
                            Inc.), together with amendments thereto.(1)
          3.2            -- Certificate of Amendment to Certificate of Incorporation,
                            dated February 29, 1996, of Berg Electronics Corp.(4)
          3.3            -- Bylaws of Berg Electronics Corp.(1)
          4.1            -- Certificate of Designations, Preferences and Rights of
                            Series A Junior Preferred Stock of Berg Electronics
                            Corp.*
         10.1            -- Registration Rights Agreement, dated as of March 1, 1993, by and among Berg Electronics Holdings Corp. and the
                            parties listed therein.(2)
         10.2            -- Amended and Restated Lease Agreement, dated July 26 1993, by and between Ronald S. Marsilio and Harbor Electronics,
                            Inc.(2)
         10.3+           -- Berg Electronics, Inc. Pension and Retirement Plan.(2)
         10.4+           -- Berg Electronics, Inc. Savings Plan.(2)
         10.5+           -- Form of Berg Electronics Holdings Corp. 1993 Stock Option
                            Plan.(2)
         10.6            -- Supply Contract between AT&T Corp. and Berg Electronics,
                            Inc., dated as of May 23, 1994, incorporated by reference
                            as an exhibit to the Asset Purchase Agreement, dated as
                            of May 23, 1994, between Berg Electronics, Inc. and AT&T
                            Corp. (exhibit 10.7 hereto).(3)
         10.7            -- Asset Purchase Agreement, dated as of May 23, 1994,
                            between Berg Electronics, Inc. and AT&T Corp.(3)
         10.8+           -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among James N. Mills, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.9+           -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Robert N. Mills, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.10+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among David M. Sindelar, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.11+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among W. Thomas McGhee, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.12+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Timothy L. Conlon, Berg
                            Electronics Corp. and Berg Electronics Group, Inc.(1)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.13+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Larry S. Bacon, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.14           -- Amended and Restated Monitoring and Oversight Agreement,
                            dated as of March 6, 1996 by and among Berg Electronics
                            Corp., Berg Electronics Group, Inc. and Hicks, Muse, Tate
                            and Furst Incorporated.(4)
         10.15           -- Form of Revolving Credit Note, dated March 6, 1996,
                            between Berg Electronics Group, Inc. and Chemical
                            Bank.(4)
         10.16           -- Schedule of substantially identical Revolving Credit
                            Notes.(4)
         10.17           -- Form of Term Note, dated March 6, 1996, between Berg
                            Electronics Group, Inc. and Chemical Bank.(4)
         10.18           -- Schedule of substantially identical Term Notes.(4)
         10.19           -- Swing Line Note, dated March 6, 1996, between Berg
                            Electronics Group, Inc. and Chemical Bank.(4)
         10.20           -- Underwriting Agreement, dated March 1, 1996, among Berg
                            Electronics Corp., Berg Electronics Group, Inc. and the
                            underwriters named therein.(4)
         10.21           -- Domestic Subsidiaries Guarantee, dated as of March 6,
                            1996, made by each of the corporations that are
                            signatories thereto in favor of Chemical Bank, as agent
                            for the lenders from time to time parties to the Credit
                            Agreement.(5)
         10.22           -- Acknowledgement, Consent and Amendment, dated as of
                            February 29, 1996, to the documents listed on Schedule 1
                            thereto made by each of the corporations that are
                            signatories thereto in favor of Chemical Bank, as agent
                            for the lenders from time to time parties to the Credit
                            Agreement.(5)
         10.23           -- First Amendment, dated as of December 18, 1996, to the
                            Credit Agreement among Berg Electronics Group, Inc., Berg
                            Electronics Corp., the banks and other financial
                            institutions from time to time parties thereto, and the
                            Chase Manhattan Bank (as successor by merger to Chemical
                            Bank).(5)
         10.24           -- Supplement No. 1 to Note Pledge Agreement, dated as of
                            December 18, 1996, made by Berg Electronics Group, Inc.
                            in favor of the Chase Manhattan Bank (as successor by
                            merger to Chemical Bank).(5)
         10.25+          -- First Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of August 5, 1996, by and
                            among James N. Mills, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(6)
         10.26+          -- First Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of August 5, 1996, by and
                            among David M. Sindelar, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(6)
         10.27+          -- First Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of August 5, 1996, by and
                            among W. Thomas McGhee, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(6)
         10.28+          -- First Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of August 5, 1996, by and
                            among Larry S. Bacon, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(6)
         10.29+          -- Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of January 1, 1997, by and
                            among Robert N. Mills, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(6)
         10.30+          -- Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of January 1, 1997, by and
                            among Timothy L. Conlon, Berg Electronics Corp., Berg
                            Electronics Group, Inc.(6)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.31+          -- Berg Electronics Corp. 1997 Senior Executive Compensation
                            Plan.(7)
         10.32           -- Amended and Restated Credit Agreement, dated as of August
                            7, 1997, among Berg Electronics Group, Inc., Berg
                            Electronics Corp., the banks and other financial
                            institutions from time to time parties thereto, and the
                            Chase Manhattan Bank, as Agent for the lenders.(8)
         10.33+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among
                            James N. Mills, Berg Electronics Corp., Berg Electronics
                            Group, Inc. and certain of its subsidiaries.(8)
         10.34+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among
                            Robert N. Mills, Berg Electronics Corp., Berg Electronics
                            Group, Inc. and certain of its subsidiaries.(8)
         10.35+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among
                            David M. Sindelar, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(8)
         10.36+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among W.
                            Thomas McGhee, Berg Electronics Corp., Berg Electronics
                            Group, Inc. and certain of its subsidiaries.(8)
         10.37+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among
                            Larry S. Bacon, Berg Electronics Corp., Berg Electronics
                            Group, Inc. and certain of its subsidiaries.(8)
         10.38+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among
                            Timothy L. Conlon, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(8)
         10.39           -- Rights Agreement by and between Berg Electronics Corp.
                            and Harris Trust and Savings Bank, as Rights Agent, dated
                            as of December 22, 1997.(9)
         21.1            -- Subsidiaries of Registrant.(5)
         27.0            -- Financial Data Schedule.*

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

 (5) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1996, and incorporated by reference herein.

 (6) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-Q and 10-Q/A for the quarter ended March 31, 1997, and incorporated by reference herein.

 (7) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-Q for the quarter ended June 30, 1997, and incorporated by reference herein.

 (8) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-Q for the quarter ended September 30, 1997, and incorporated by reference herein.

 (9) Filed previously as an exhibit to the Berg Electronics Corp. Form 8-K filing, dated December 22, 1997.

 *   Filed herewith.

 +   Indicates a management contract or compensatory plan or arrangement.

(B)  REPORTS ON FORM 8-K

     Berg Electronics Corp. Form 8-K, dated December 22, 1997 -- Item 5 Other Events.

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

Date: February 2, 1998

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

                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----

                 /s/ JAMES N. MILLS                    Chairman of the Board of Directors     February 2, 1998
-----------------------------------------------------    and Chief Executive Officer
                   James N. Mills                        (Principal Executive Officer)

                /s/ DAVID M. SINDELAR                  Senior Vice President and Chief        February 2, 1998
-----------------------------------------------------    Financial Officer (Principal
                  David M. Sindelar                      Financial Officer)

               /s/ JOSEPH S. CATANZARO                 Chief Accounting Officer (Principal    February 2, 1998
-----------------------------------------------------    Accounting Officer)
                 Joseph S. Catanzaro

                /s/ TIMOTHY L. CONLON                  Director                               February 2, 1998
-----------------------------------------------------
                  Timothy L. Conlon

                 /s/ THOMAS O. HICKS                   Director                               February 2, 1998
-----------------------------------------------------
                   Thomas O. Hicks

                 /s/ CHARLES W. TATE                   Director                               February 2, 1998
-----------------------------------------------------
                   Charles W. Tate

                /s/ RICHARD W. VIESER                  Director                               February 2, 1998
-----------------------------------------------------
                  Richard W. Vieser

                /s/ KENNETH F. YONTZ                   Director                               February 2, 1998
-----------------------------------------------------
                  Kenneth F. Yontz

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------

          3.1            -- Certificate of Incorporation of Berg Electronics Corp.
                            (f/k/a Berg Electronics Group, Inc.; f/k/a Berg
                            Electronics Holdings Corp.; f/k/a Berg CS Holdings,
                            Inc.), together with amendments thereto.(1)
          3.2            -- Certificate of Amendment to Certificate of Incorporation,
                            dated February 29, 1996, of Berg Electronics Corp.(4)
          3.3            -- Bylaws of Berg Electronics Corp.(1)
          4.1            -- Certificate of Designations, Preferences and Rights of
                            Series A Junior Preferred Stock of Berg Electronics
                            Corp.*
         10.1            -- Registration Rights Agreement, dated as of March 1, 1993, by and among Berg Electronics Holdings Corp. and the
                            parties listed therein.(2)
         10.2            -- Amended and Restated Lease Agreement, dated July 26 1993, by and between Ronald S. Marsilio and Harbor Electronics,
                            Inc.(2)
         10.3+           -- Berg Electronics, Inc. Pension and Retirement Plan.(2)
         10.4+           -- Berg Electronics, Inc. Savings Plan.(2)
         10.5+           -- Form of Berg Electronics Holdings Corp. 1993 Stock Option
                            Plan.(2)
         10.6            -- Supply Contract between AT&T Corp. and Berg Electronics,
                            Inc., dated as of May 23, 1994, incorporated by reference
                            as an exhibit to the Asset Purchase Agreement, dated as
                            of May 23, 1994, between Berg Electronics, Inc. and AT&T
                            Corp. (exhibit 10.7 hereto).(3)
         10.7            -- Asset Purchase Agreement, dated as of May 23, 1994,
                            between Berg Electronics, Inc. and AT&T Corp.(3)
         10.8+           -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among James N. Mills, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.9+           -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Robert N. Mills, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.10+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among David M. Sindelar, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.11+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among W. Thomas McGhee, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.12+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Timothy L. Conlon, Berg
                            Electronics Corp. and Berg Electronics Group, Inc.(1)
         10.13+          -- Amended and Restated Employment Agreement, dated as of
                            February 1, 1996, by and among Larry S. Bacon, Berg
                            Electronics Corp., Berg Electronics Group, Inc. and
                            certain of its subsidiaries.(1)
         10.14           -- Amended and Restated Monitoring and Oversight Agreement,
                            dated as of March 6, 1996 by and among Berg Electronics
                            Corp., Berg Electronics Group, Inc. and Hicks, Muse, Tate
                            and Furst Incorporated.(4)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.15           -- Form of Revolving Credit Note, dated March 6, 1996,
                            between Berg Electronics Group, Inc. and Chemical
                            Bank.(4)
         10.16           -- Schedule of substantially identical Revolving Credit
                            Notes.(4)
         10.17           -- Form of Term Note, dated March 6, 1996, between Berg
                            Electronics Group, Inc. and Chemical Bank.(4)
         10.18           -- Schedule of substantially identical Term Notes.(4)
         10.19           -- Swing Line Note, dated March 6, 1996, between Berg
                            Electronics Group, Inc. and Chemical Bank.(4)
         10.20           -- Underwriting Agreement, dated March 1, 1996, among Berg
                            Electronics Corp., Berg Electronics Group, Inc. and the
                            underwriters named therein.(4)
         10.21           -- Domestic Subsidiaries Guarantee, dated as of March 6,
                            1996, made by each of the corporations that are
                            signatories thereto in favor of Chemical Bank, as agent
                            for the lenders from time to time parties to the Credit
                            Agreement.(5)
         10.22           -- Acknowledgement, Consent and Amendment, dated as of
                            February 29, 1996, to the documents listed on Schedule 1
                            thereto made by each of the corporations that are
                            signatories thereto in favor of Chemical Bank, as agent
                            for the lenders from time to time parties to the Credit
                            Agreement.(5)
         10.23           -- First Amendment, dated as of December 18, 1996, to the
                            Credit Agreement among Berg Electronics Group, Inc., Berg
                            Electronics Corp., the banks and other financial
                            institutions from time to time parties thereto, and the
                            Chase Manhattan Bank (as successor by merger to Chemical
                            Bank).(5)
         10.24           -- Supplement No. 1 to Note Pledge Agreement, dated as of
                            December 18, 1996, made by Berg Electronics Group, Inc.
                            in favor of the Chase Manhattan Bank (as successor by
                            merger to Chemical Bank).(5)
         10.25+          -- First Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of August 5, 1996, by and
                            among James N. Mills, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(6)
         10.26+          -- First Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of August 5, 1996, by and
                            among David M. Sindelar, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(6)
         10.27+          -- First Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of August 5, 1996, by and
                            among W. Thomas McGhee, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(6)
         10.28+          -- First Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of August 5, 1996, by and
                            among Larry S. Bacon, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(6)
         10.29+          -- Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of January 1, 1997, by and
                            among Robert N. Mills, Berg Electronics Corp., Berg
                            Electronics Group, Inc. and certain of its
                            subsidiaries.(6)
         10.30+          -- Amendment to the Amended and Restated Executive
                            Employment Agreement, dated as of January 1, 1997, by and
                            among Timothy L. Conlon, Berg Electronics Corp., Berg
                            Electronics Group, Inc.(6)
         10.31+          -- Berg Electronics Corp. 1997 Senior Executive Compensation
                            Plan.(7)
         10.32           -- Amended and Restated Credit Agreement, dated as of August
                            7, 1997, among Berg Electronics Group, Inc., Berg
                            Electronics Corp., the banks and other financial
                            institutions from time to time parties thereto, and the
                            Chase Manhattan Bank, as Agent for the lenders.(8)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.33+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among
                            James N. Mills, Berg Electronics Corp., Berg Electronics
                            Group, Inc. and certain of its subsidiaries.(8)
         10.34+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among
                            Robert N. Mills, Berg Electronics Corp., Bert Electronics
                            group, Inc. and certain of its subsidiaries.(8)
         10.35+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among
                            David M. Sindelar, Berg Electronics Corp., Bert
                            Electronics group, Inc. and certain of its
                            subsidiaries.(8)
         10.36+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among W.
                            Thomas McGhee, Berg Electronics Corp., Bert Electronics
                            group, Inc. and certain of its subsidiaries.(8)
         10.37+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among
                            Larry S. Bacon, Berg Electronics Corp., Bert Electronics
                            group, Inc. and certain of its subsidiaries.(8)
         10.38+          -- Second Amended and Restated Executive Employment
                            Agreement, dated as of November 1, 1997, by and among
                            Timothy L. Conlon, Berg Electronics Corp., Bert
                            Electronics group, Inc. and certain of its
                            subsidiaries.(8)
         10.39           -- Rights Agreement by and between Berg Electronics Corp.
                            and Harris Trust and Savings Bank, as Rights Agent, dated
                            as of December 22, 1997.(9)
         21.1            -- Subsidiaries of Registrant.(5)
         27.0            -- Financial Data Schedule.*

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

 (5) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1996, and incorporated by reference herein.

 (6) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-Q and 10-Q/A for the quarter ended March 31, 1997, and incorporated by reference herein.

 (7) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-Q for the quarter ended June 30, 1997, and incorporated by reference herein.

 (8) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-Q for the quarter ended September 30, 1997, and incorporated by reference herein.

 (9) Filed previously as an exhibit to the Berg Electronics Corp. Form 8-K filing, dated December 22, 1997.

 *   Filed herewith.

 +   Indicates a management contract or compensatory plan or arrangement.