Form 10-Q
period 1998-03-31
BERG ELECTRONICS CORP /DE/
filed 1998-05-01
CIK 904900

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q
(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1998
                               ------------------------------------
-------------
                                OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------
-------------

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

                      YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           Outstanding at
           Class           April 30, 1998
  Common Stock              39,555,076
  Class A Common Stock       1,908,554

               BERG ELECTRONICS CORP. & SUBSIDIARIES




                               INDEX
PART I - FINANCIAL INFORMATION                                Page
  Berg Electronics Corp. & Subsidiaries
    Condensed Consolidated Balance Sheets as of March 31,
1998 and                                                       4
      December 31, 1997
    Condensed Consolidated Statements of Operations for the
three                                                          5
      months ended March 31, 1998 and 1997
    Condensed Consolidated Statements of Cash Flows for the
three                                                          6
      months ended March 31, 1998 and 1997
    Notes to Condensed Consolidated Financial Statements       7

  Management's Discussion and Analysis of Financial Condition
and                                                           10
    Results of Operations

PART II - OTHER INFORMATION                                   11

SIGNATURES                                                    12


               BERG ELECTRONICS CORP. & SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)



                                           March 31,    December
                                                           31,
                                             1998         1997
 ASSETS                                   (Unaudited)
 Current assets:
   Cash and cash equivalents              $  11,099    $  11,994
   Accounts receivable, net                 127,466      118,331
   Inventories                              105,261       96,022
   Prepaid expenses and other                19,871       16,890
     Total current assets                   263,697      243,237
   Property, plant and equipment, net       293,552      285,767
   Intangibles and other assets             185,491      175,642
     Total assets                         $ 742,740    $ 704,646

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term        $  26,261    $  26,786
 obligations
   Accounts payable                          56,140       76,779
   Accrued liabilities                       98,463       96,967
     Total current liabilities              180,864      200,532
 Long-term obligations, less current        356,304      316,544
 maturities
 Other long-term liabilities                 51,255       51,686
 Stockholders' equity:
   Contributed capital                      127,318      116,973
   Retained earnings                         61,934       52,062
   Cumulative translation adjustments      (34,935)     (33,151)
     Total stockholders' equity             154,317      135,884
     Total liabilities and stockholders'  $ 742,740    $ 704,646
 equity


  See accompanying notes to the condensed consolidated financial statements.

               BERG ELECTRONICS CORP. & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data)
                            (Unaudited)


                                              Three Months Ended
                                                  March 31,
                                               1998       1997
Net sales                                    $190,081        $
                                                        188,511
Operating expenses:
  Cost of goods sold                         121,958
                                                        120,619
  Selling, general and administrative         41,429
                                                        42,024
  Amortization and other                       4,438
                                                        4,276
Operating income                              22,256
                                                        21,592
Other income (expense):
  Interest expense                           (6,209)
                                                        (6,887)
  Amortization of deferred financing costs     (152)
                                                        (759)
  Other, net                                      28
                                                        112
Income before income tax provision            15,923
                                                        14,058
Income tax provision                           6,051
                                                        5,412

Net income                                   $ 9,872         $
                                                        8,646

Net income per common share - basic and      $   0.24        $
diluted                                                 0.21

  See accompanying notes to the condensed consolidated financial statements.

               BERG ELECTRONICS CORP. & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)
                            (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                               1998      1997
Cash flows provided by (used in) operating
  activities:
  Net income                                       $        $
                                             9,872     8,646
  Adjustments to reconcile net income to
net cash
    provided by (used in) operating
activities:
      Depreciation
                                             11,286    11,740
      Amortization and other non-cash
charges                                      4,590     5,035
      Change in assets and liabilities, net
of
       acquisitions:
        Accounts receivable
                                             (6,615)   (20,472)
        Inventories
                                             (7,543)   (4,393)
        Prepaid expenses and other
                                             (2,060)   (2,856)
        Accounts payable
                                             (23,368)  1,817
        Accrued and other liabilities
                                             (819)     3,952
        Other, net
                                             (1,009)   (183)
Net cash from operating activities
                                             (15,666)  3,286
Cash flows provided by (used in) investing
  activities:
    Acquisitions, net of cash of $2,568 and
$0,
      respectively                           (13,391)  --
    Capital expenditures, net
                                             (19,991)  (11,114)
Net cash from investing activities
                                             (33,382)  (11,114)
Cash flows provided by (used in) financing
activities:
    Proceeds from issuance of long-term
obligations                                  63,000    38,500
    Repayment of long-term obligations
                                             (23,764)  (28,159)
    Equity proceeds
                                             10,886    --
    Costs of equity offering
                                             (625)     --
    Proceeds from issuance of common stock
                                             63        8
Net cash from financing activities
                                             49,560    10,349
Effect of exchange rate changes on cash
                                             (1,407)   (425)
Net change in cash and cash equivalents
                                             (895)     2,096
Cash and cash equivalents at beginning of
the period                                   11,994    8,999
Cash and cash equivalents at end of the            $        $
period                                       11,099    11,095


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

               BERG ELECTRONICS CORP. & SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except per share data)
                            (Unaudited)



1.   BASIS OF PRESENTATION

     Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.


     Statement of Cash Flows

     Interest paid during the three months ended March 31, 1998 and 1997, is approximately $6,300 and $7,000, respectively.
     Income taxes paid during the three months ended March 31, 1998 and 1997, is approximately $800 and $500, respectively.


2.   INVENTORIES

     The composition of inventories at March 31, 1998, is as
     follows:
Raw materials                                           $ 33,784
Work-in-process                                           31,562
Finished goods                                            39,915
    Total                                               $105,261

     The carrying value of inventories valued at LIFO, at March 31, 1998, is approximately $49,400, and its current cost is approximately $34,000.


3.   EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following table reconciles net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the quarters ended March 31, 1998 and 1997.

                                         Three Months Ended
                                           March 31, 1998
                                                         Per Share
                                 Net Income    Shares     Amount
Basic Earnings Per Share
  Income available to common
    stockholders                 $     9,87             $     0.24
                                 2           41,279,173
  Assumed exercise of options
    (treasury method)                     -                     --
                                 -           462,440
Diluted Earnings Per Share
  Income available to common
    stockholders                 $     9,87             $     0.24
                                 2           41,741,613

                                        Three Months Ended
                                          March 31, 1997
                                                         Per Share
                                Net Income    Shares      Amount
Basic Earnings Per Share
  Income available to common
    stockholders                 $  8,646               $    0.21
                                            41,019,280
  Assumed exercise of options
    (treasury method)                                           --
                                --          531,505
Diluted Earnings Per Share
  Income available to common
    stockholders                  $     8,              $    0.21
                                646         41,550,785

Basic earnings per common share was computed by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per common share for each of the quarters ended March 31, 1998 and 1997 were determined assuming the options issued and outstanding were exercised as of the later of
January 1 of the respective year or the grant date. Options to purchase 56,000 shares of Common Stock at $25.56 per share were outstanding during the three months ended March 31, 1998, but were not included in the computation of diluted earnings per share because the exercise price of such options was greater than the average market price of the Common Stock. These options expire in September 2007.

4.   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the periods ended March 31, 1998 and 1997, comprehensive income (loss) was $8,088 and $(3,889), respectively. The Company's other comprehensive income consists solely of cumulative translation adjustments.

5.   CURRENT EVENTS

On February 6, 1998, the Company completed a secondary offering, on behalf of certain selling stockholders and the Company, to sell
10,325,028 shares of Common Stock at $25 per share.

6.   NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the FASB adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal 1999 and does not expect adoption to have a material impact on its Consolidated Financial Statements.

In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which establishes reporting requirements related to a business' pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 132 for the fiscal year ended December 31, 1998.

In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting requirements related to a business' operating segments, products and services, geographic areas of operations and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 131 for the fiscal year ended December 31, 1998.
The Company does not expect SFAS No. 131 to have a significant impact on its Consolidated Financial Statements and the related disclosures.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

Net sales for the three months ended March 31, 1998 are $190.1 million, representing a $1.6 million, or 0.8%, increase from the comparable period in 1997. In local currencies, net sales increased approximately 6%.

North American sales represented approximately 50.2% of consolidated sales and increased $1.7 million, or 1.8%, in the first quarter of 1998 compared to the first quarter of 1997. This increase is due primarily to the strong sales in telecom infrastructure programs which continue to be offset by softness in the high-end computer sector. Growth in North America continues at a modest pace due to the continued shift of certain customer programs to the Company's European and Asian sites and the related migration of customer direct sales from North America to those regions.

Sales in Europe represented approximately 30.0% of consolidated sales for the quarter ended March 31, 1998, and increased by $5.2 million, or 10.1%, due in part to program specific design wins in the telecom and computer sectors and in part to a stronger economy in Europe. These increases were partially offset by unfavorable effects of currency changes between years and by program specific softness in cellular handset products. Sales in Asia Pacific made up approximately 19.8% of consolidated sales for the first quarter of 1998 and decreased $5.3 million, or 12.3% versus the same quarter in the previous year, primarily due to the unfavorable effects of currency changes between years, especially in Japan and Korea, in part to softness in the hard disk drive market resulting from inventory overhang and in part to a weaker Korean economy. Changing currencies adversely impacted sales reported in both Europe and Asia, reducing sales by approximately 11% on a combined basis, in the first quarter of 1998 compared to the first quarter of 1997.

Cost of goods sold increased to $122.0 million, or 64.2% of sales, in the first quarter of 1998 from $120.6 million, or 64.0% of sales, in the same quarter of 1997, a $1.4 million increase. The increase is due primarily to the growth in total product volume sold and in part to the increased cost of palladium used in the Company's plating process. The increase is partially offset by the favorable impact of the stronger U.S. dollar against currencies in Europe and Asia.

Selling, general and administrative expenses for the three months ended March 31, 1998 decreased by $0.6 million, or 1.4%, versus the comparable period in 1997. As a percentage of sales, these costs decreased from 22.3% to 21.8%, due in part to cost containment activities and in part to the favorable impact of the stronger U.S. dollar against currencies in Europe and Asia Pacific, offset by planned incremental spending related to the MEG-ArrayT connector system program.

Other expense decreased $1.2 million, from $7.5 million in the first quarter of 1997 to $6.3 million in the first quarter of 1998, due primarily to reduced interest expense and deferred financing costs amortization, based on the Credit Facility entered into in August 1997 containing lower interest rates and financing costs than the previous credit agreement.

Liquidity and Capital Resources

Net cash used in operating activities was $15.7 million for the three months ended March 31, 1998, which compares to $3.3 million provided by operating activities for the comparable period in 1997. This fluctuation is primarily due to the settlement of a financing obligation, included in accounts payable at year end, related to a portion of the Company's inventory and in part to the timing of the Company's payments to vendors at year end due to holiday timing at the end of 1997 versus 1996.

Net cash used in investing activities was $33.4 million for the three months ended March 31, 1998, compared to net cash used of $11.1 million for the three months ended March 31, 1997. The net cash used in investing activities for the first three months of 1998 in part consists of costs of the acquisition of the operations of the Kinloch Group, Ltd, in Glasgow, Scotland, and in part capital expenditures. Net cash used for investing activities in the first quarter of 1997 represents capital expenditures. The increase in capital expenditures in the first quarter of 1998 versus 1997 was primarily due to the MEG-ArrayT program.

Cash provided by financing activities was $49.6 million for the three months ended March 31, 1998, compared to $10.3 million for the comparable period in 1997. The source of cash in 1998 represents $10.3 million net proceeds from the issuance of Common Stock in connection with the secondary offering completed on February 6, 1998, and the remainder represents net borrowings under the Credit Facility. The source of cash in 1997 represents net borrowings under the then-existing credit facility.
PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Filed as Part of this Report

  Exhib
    it                 Description of Exhibit
   No.
   3.1   Certificate of Elimination of Series B Preferred
         Stock and
         Series D Preferred Stock of Berg Electronics
         Corp., dated
         September 11, 1996.(3)

   3.2   (Item intentionally omitted.)

   3.3   Certificate of Incorporation of Berg Electronics
         Corp. f/k/a Berg Electronics Group, Inc.; f/k/a/
         Berg Electronics Holdings Corp.; f/k/a Berg CS
         Holdings, Inc. together with amendments
         thereto.(1)

   3.4   Certificate of Amendment to Certificate of
         Incorporation, dated February 29, 1996, of Berg
         Electronics Corp.(2)

   3.5   Bylaws of Berg Electronics Corp.(1)

   4.1   Certificate of Designations, Preferences and
         Rights of Series A Junior Preferred Stock of Berg
         Electronics Corp.(4)

   27.0  Financial Data Schedule.*

(1) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-1, Registration No. 33-98240, and incorporated by reference herein.
(2)  Filed previously as an exhibit to the Berg Electronics Corp.
Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.
(3) Filed previously as an exhibit to the Berg Electronics Corp. Forms 10-Q and 10-QA for the quarter ended March 31, 1997, and incorporated by reference herein.
(4)  Filed previously as an exhibit to the Berg Electronics Corp.
Form 10-K for the fiscal year ended December 31, 1997, and incororated by reference herein.

*    Filed herewith.


(b)  Reports on Form 8-K.

     None.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   BERG ELECTRONICS CORP.


Dated:  May 1, 1998                By:    /s/ JOSEPH S. CATANZARO

____________________________________
                                              Name:  Joseph S.
Catanzaro
                                              Title: Chief
Accounting Officer


                           EXHIBIT INDEX


  Exhib
    it                 Description of Exhibit
   No.
   3.1   Certificate of Elimination of Series B Preferred
         Stock and
         Series D Preferred Stock of Berg Electronics
         Corp., dated
         September 11, 1996.(3)

   3.2   (Item intentionally omitted.)

   3.3   Certificate of Incorporation of Berg Electronics
         Corp. f/k/a Berg Electronics Group, Inc.; f/k/a/
         Berg Electronics Holdings Corp.; f/k/a Berg CS
         Holdings, Inc. together with amendments
         thereto.(1)

   3.4   Certificate of Amendment to Certificate of
         Incorporation, dated February 29, 1996, of Berg
         Electronics Corp.(2)

   3.5   Bylaws of Berg Electronics Corp.(1)

   4.1   Certificate of Designations, Preferences and
         Rights of Series A Junior Preferred Stock of Berg
         Electronics Corp.(4)

   27.0  Financial Data Schedule.*

(1) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-1, Registration No. 33-98240, and incorporated by reference herein.
(2)  Filed previously as an exhibit to the Berg Electronics Corp.
Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.
(3) Filed previously as an exhibit to the Berg Electronics Corp. Forms 10-Q and 10-QA for the quarter ended March 31, 1997, and incorporated by reference herein.
(4)  Filed previously as an exhibit to the Berg Electronics Corp.
Form 10-K for the fiscal year ended December 31, 1997, and incororated by reference herein.

*    Filed herewith.
