Form 10-Q
period 1998-06-30
BERG ELECTRONICS CORP /DE/
filed 1998-08-04
CIK 904900

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998
                               -------------------------------------------------
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

                              YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                       Outstanding at
           Class                                       July 31, 1998
---------------------------                     ---------------------------
  Common Stock                                          39,386,224
  Class A Common Stock                                   1,908,554

                      BERG ELECTRONICS CORP. & SUBSIDIARIES




                                      INDEX
PART I - FINANCIAL INFORMATION                                                  Page
  Berg Electronics Corp. & Subsidiaries
    Condensed Consolidated Balance Sheets as of June 30, 1998
      and December 31, 1997...............................................         4
    Condensed Consolidated Statements of Operations for the three
      and six months ended June 30, 1998 and 1997.........................         5
    Condensed Consolidated Statements of Cash Flows for the six
      months ended June 30, 1998 and 1997.................................         6
    Notes to Condensed Consolidated Financial Statements..................         7

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................        10

PART II - OTHER INFORMATION...............................................        12

SIGNATURES................................................................        13





                      BERG ELECTRONICS CORP. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           June 30,     December 31,
                                                             1998          1997
                                                          ---------     ------------
                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................     $   7,022     $  11,994
  Accounts receivable, net............................       127,874       118,331
  Inventories.........................................       102,508        96,022
  Prepaid expenses and other..........................        21,888        16,890
                                                           ---------     ---------
    Total current assets..............................       259,292       243,237
  Property, plant and equipment, net..................       307,390       285,767
  Intangibles and other assets........................       179,657       175,642
                                                           ---------     ---------
    Total assets......................................     $ 746,339     $ 704,646
                                                           =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations.........     $  26,237     $  26,786
  Accounts payable....................................        59,775        76,779
  Accrued liabilities.................................        93,645        96,967
                                                           ---------     ---------
    Total current liabilities.........................       179,657       200,532
Long-term obligations, less current maturities .......       356,592       316,544
Other long-term liabilities...........................        51,076        51,686
Stockholders' equity:
  Contributed capital.................................       128,144       116,973
  Treasury stock, at cost.............................        (5,139)         --
  Retained earnings...................................        74,828        52,062
  Cumulative translation adjustments..................       (38,819)      (33,151)
                                                           ---------     ---------
    Total stockholders' equity........................       159,014       135,884
                                                           ---------     ---------
    Total liabilities and stockholders' equity .......     $ 746,339     $ 704,646
                                                           =========     =========



   See accompanying notes to the condensed consolidated financial statements.

                      BERG ELECTRONICS CORP. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                         Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                       -----------------------     -----------------------
                                          1998          1997          1998         1997
                                       ---------     ---------     ---------     ---------

Net sales..........................    $ 195,462     $ 202,505     $ 385,543     $ 391,016
Operating expenses:
  Cost of goods sold...............      125,449       130,722       247,407       251,341
  Selling, general and
    administrative.................       39,160        43,253        80,589        85,277
  Amortization and other...........        4,219         4,264         8,657         8,540
                                       ---------     ---------     ---------     ---------
Operating income...................       26,634        24,266        48,890        45,858
Other income (expense):
  Interest expense.................       (5,916)       (6,800)      (12,125)      (13,687)
  Amortization of deferred
    financing costs................         (152)         (759)         (304)       (1,518)
  Other, net.......................          232          (572)          260          (460)
                                       ---------     ---------     ---------     ---------
Income before income tax
  provision........................       20,798        16,135        36,721        30,193
Income tax provision...............        7,904         6,290        13,955        11,702
                                       ---------     ---------     ---------     ---------
Net income.........................    $  12,894     $   9,845     $  22,766     $  18,491
                                       =========     =========     =========     =========
Net income per common share -
  basic and diluted................    $    0.31     $    0.24     $    0.55     $    0.44
                                       =========     =========     =========     =========



   See accompanying notes to the condensed consolidated financial statements.

                      BERG ELECTRONICS CORP. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                         Six Months Ended
                                                                            June 30,
                                                                     ---------------------
                                                                       1998          1997
                                                                     --------     --------
Cash flows provided by (used in) operating activities:
  Net income.....................................................    $ 22,766     $ 18,491
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation...............................................      22,307       23,318
      Amortization and other non-cash charges....................       8,961       10,058
      Change in assets and liabilities, net of acquisitions:
        Accounts receivable......................................      (8,364)     (26,575)
        Inventories..............................................      (5,965)      (5,966)
        Prepaid expenses and other...............................        (692)      (5,999)
        Accounts payable.........................................     (18,351)       9,019
        Accrued and other liabilities............................      (5,436)       7,351
        Other, net...............................................      (1,690)      (1,098)
                                                                     --------     --------
Net cash from operating activities...............................      13,536       28,599
                                                                     --------     --------
Cash flows provided by (used in) investing
  activities:
    Acquisitions, net of cash of $2,568 and
    $0, respectively.............................................     (13,391)        --
    Capital expenditures, net....................................     (49,149)     (27,853)
                                                                     --------     --------
    Net cash from investing activities...........................     (62,540)     (27,853)
                                                                     --------     --------
Cash flows provided by (used in) financing activities:
    Proceeds from issuance of long-term obligations .............      88,500       69,833
    Repayment of long-term obligations...........................     (48,710)     (67,127)
    Equity proceeds..............................................      10,886         --
    Treasury stock purchases.....................................      (5,139)        --
    Costs of equity offering.....................................        (625)        --
    Proceeds from issuance of common stock.......................         229           79
                                                                     --------     --------
Net cash from financing activities...............................      45,141        2,785
                                                                     --------     --------
Effect of exchange rate changes on cash..........................      (1,109)        (257)
                                                                     --------     --------
Net change in cash and cash equivalents..........................      (4,972)       3,274
Cash and cash equivalents at beginning of the period.............      11,994        8,999
                                                                     --------     --------
Cash and cash equivalents at end of the period...................    $  7,022     $ 12,273
                                                                     ========     ========



   See accompanying notes to the condensed consolidated financial statements.

                      BERG ELECTRONICS CORP. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

         Statement of Cash Flows

         Interest paid for the six months ended June 30, 1998 and 1997, is approximately $13,000 and $13,800, respectively. Income taxes paid for the six months ended June 30, 1998 and 1997, are approximately $3,900 and $1,400, respectively.

2.       INVENTORIES

         The composition of inventories at June 30, 1998, is as follows:


          Raw materials ..........................    $ 28,931
          Work-in-process ........................      33,643
          Finished goods .........................      39,934
                                                      --------
          Total ..................................    $102,508
                                                      ========

         The carrying value of inventories valued at LIFO, at June 30, 1998, is approximately $49,000 and its current cost is approximately $33,300.

3.       EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the following table reconciles net income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for each of the three and six months ended June 30, 1998 and 1997.


                                                                Three Months Ended
                                                                  June 30, 1998
                                                      --------------------------------------
                                                                                  Per Share
                                                      Net Income     Shares         Amount
                                                      ----------    ----------    ----------
Basic Earnings Per Share
  Income available to common stockholders ........    $   12,894    41,465,343    $     0.31
                                                                                  ==========
  Assumed exercise of options (treasury method) ..          --         359,196
                                                      ----------    ----------
Diluted Earnings Per Share
  Income available to common stockholders ........    $   12,894    41,824,539    $     0.31
                                                      ==========    ==========    ==========

                                                                Three Months Ended
                                                                  June 30, 1997
                                                      --------------------------------------
                                                                                  Per Share
                                                      Net Income      Shares        Amount
                                                      ----------    ----------    ----------
          Basic Earnings Per Share
            Income available to common
              stockholders .......................    $    9,845    41,037,944    $     0.24
                                                                                  ==========
            Assumed exercise of options
              (treasury method) ..................          --         536,264
                                                      ----------    ----------
          Diluted Earnings Per Share
            Income available to common
              stockholders .......................    $    9,845    41,574,208    $     0.24
                                                      ==========    ==========    ==========





                                                               Six Months Ended
                                                                  June 30, 1998
                                                      --------------------------------------
                                                                                 Per Share
                                                      Net Income      Shares        Amount
                                                      ----------    ----------    ----------
          Basic Earnings Per Share
            Income available to common
              stockholders .......................    $   22,766    41,372,772    $     0.55
                                                                                  ==========
            Assumed exercise of options
              (treasury method) ..................          --         381,373
                                                      ----------    ----------
          Diluted Earnings Per Share
            Income available to common
              stockholders .......................    $   22,766    41,754,145    $     0.55
                                                      ==========    ==========    ==========



                                                                 Six Months Ended
                                                                   June 30, 1997
                                                      --------------------------------------
                                                                                   Per Share
                                                      Net Income      Shares        Amount
                                                      ----------    ----------    ----------
          Basic Earnings Per Share
            Income available to common
              stockholders .......................    $   18,491    41,028,664    $     0.45
                                                                                  ==========
            Assumed exercise of options
              (treasury method) ..................          --         525,284
                                                      ----------    ----------
          Diluted Earnings Per Share
            Income available to common
              stockholders .......................    $   18,491    41,553,948    $     0.44
                                                      ==========    ==========    ==========

Basic earnings per common share was computed by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per common share for each of the three and six months ended June 30, 1998 and 1997 were determined assuming the options issued and outstanding were exercised as of the later of January 1 of the respective year or the grant date. Options to purchase 29,330 shares of common stock at $23.75 per share, 36,494 shares of common stock at $24.00 per share, 18,247 shares of common stock at $24.44 per share, 56,000 shares of common stock at $25.56 per share and 65,000 shares of common stock at $26.00 per share were outstanding during the three and six months ended June 30, 1998, but were not included in the computation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock. These options expire in May 2008, January 2008, January 2008, January 2008, September 2007, and February 2008, respectively.

4.    COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components. For the three and six months ended June 30, 1998, comprehensive income was $9,010 and $17,098, respectively. For the three and six months ended June 30, 1997, comprehensive income was $8,364 and $4,475, respectively. The Company's other comprehensive income consists solely of cumulative translation adjustments.

5.    CURRENT EVENTS

On June 5, 1998, the Board of Directors authorized a stock repurchase program enabling the Company to repurchase up to $50,000 in aggregate value of the Company's outstanding common stock. As of June 30, 1998, the Company had repurchased 255,500 shares of its common stock. The repurchased shares are recorded at cost as treasury stock, a component of stockholders' equity, on the condensed consolidated balance sheet.

6.    NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) adopted SFAS no.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No.133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No.133. However, SFAS No.133 could increase volatility in earnings and other comprehensive income.

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

In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which establishes reporting requirements related to a business' pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 132 for the fiscal year ended December 31, 1998. The Company does not expect adoption to have a material impact on its consolidated financial statements.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net sales for the three months ended June 30, 1998 were $195.5 million, representing a $7.0 million, or 3.5%, decrease from the comparable period in 1997. In local currencies, sales were essentially the same in the second quarter of 1998 and the second quarter of 1997.

North American sales represented approximately 51% of consolidated sales and increased $1.8 million, or 1.9%, in the second quarter of 1998 compared to the second quarter of 1997. This increase was due primarily to strong sales in the telecom infrastructure and cable assembly system programs offset by continued softness in the high-end computer sector. The increase was offset somewhat by the continued movement of certain customer programs to the Company's European and Asian sites and the related shift of customer direct sales from North America to those regions.

Sales in Europe represented approximately 31% of consolidated sales for the quarter ended June 30, 1998, and increased by $1.3 million, or 2.3%, due in part to program specific design wins in the telecom and computer sectors and in part to a somewhat stronger economy in Europe. These increases were partially offset by unfavorable effects of currency changes between years and by program specific softness in cellular handset products. Sales in Asia Pacific made up approximately 18% of consolidated sales for the second quarter of 1998 and decreased $10.1 million, or 22.2%, versus the same quarter in 1997, primarily due to the unfavorable effects of currency changes between years, in part to softness in the personal computer and storage sectors resulting from excess inventories, in part to weakness in certain cellular handset programs and in part to weak Asian economies. Changing currencies adversely impacted sales reported in both Europe and Asia, reducing sales in those regions by approximately 7% on a combined basis, in the second quarter of 1998 compared to the second quarter of 1997.

Cost of goods sold decreased by $5.3 million, or 4.0%, versus the comparable period in 1997. The decrease was partially due to improved product sales mix and partially due to the favorable impact of the stronger U.S. dollar against currencies in Europe and Asia. Cost of goods sold as a percent of sales improved to 64.2% in the second quarter of 1998 from 64.6% in the second quarter of 1997, primarily as a result of improved product sales mix and the Company's cost reduction and containment activities.

Selling, general and administrative expenses for the three months ended June 30, 1998, decreased by $4.1 million, or 9.5%, versus the comparable period in 1997. As a percentage of sales, these costs improved to 20.0% in 1998 from 21.4% in 1997 due primarily to cost reduction and containment activities and in part to the favorable impact of the stronger U.S. dollar against European and Asian currencies.

Other expenses decreased $2.3 million from $8.1 million in the second quarter of 1997 to $5.8 million in the second quarter of 1998, due primarily to reduced interest expense and deferred financing costs amortization, based upon the credit facility (the "Credit Facility") entered into in August 1997 containing lower interest rates and financing costs.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net sales for the six months ended June 30, 1998 were $385.5 million, representing a $5.5 million, or 1.4%, decrease from the comparable period in 1997. In local currencies, net sales increased approximately 3%.

North American sales increased $3.5 million, or 1.8%, in the first six months of 1998 compared to the comparable period in 1997. This increase was due primarily to strong telecom infrastructure and cable assembly demand and was offset by continued weakness in mobile and high-end computer sectors.

Sales in Europe increased by $6.5 million, or 6.0%, due in part to program specific design wins in the telecom and computer sectors and in part to a somewhat stronger economy in Europe. These increases were partially offset by the unfavorable effect of currency changes between years. Sales in Asia Pacific decreased $15.5 million, or 17.4% primarily due to the unfavorable effects of currency changes between years, in part to continued softness in the personal computer and hard-disk drive markets resulting from inventory overhang and in part to weaker Asian economies. Changing currencies adversely impacted sales recorded in Europe and Asia, reducing sales in those regions by approximately 9% on a combined basis in the first half of 1998 compared to the first half of 1997.

Cost of goods sold decreased by $3.9 million, or 1.6%, versus the comparable period in 1997. The decrease was due in part to improved sales mix and in part to the favorable impact of the stronger U.S. dollar against currencies in Europe and Asia. The decrease was partially offset by increased sales volume. As a result of cost containment and reduction activities, cost of goods sold as a percent of sales improved to 64.2% in the first half of 1998 from 64.3% for the comparable period in 1997.

Selling, general and administrative expenses decreased by $4.7 million, or 5.5%, versus the comparable period in 1997. As a percentage of sales, these costs improved to 20.9% in the first half of 1998 from 21.8% in the first half of 1997 due primarily to cost reduction and containment activities and the favorable impact of currencies.

Other expenses decreased $3.5 million from $15.7 million in the first half of 1997 to $12.2 million in the first half of 1998 due primarily to reduced interest expense and amortization of financing costs in 1998 based upon the Credit Facility entered into in August 1997 containing lower interest rates and financing costs than the previous credit agreement.


Liquidity and Capital Resources

Net cash provided by operating activities was $13.5 million for the six months ended June 30, 1998, which compared to $28.6 million for the comparable period in 1997. The increase in cash provided from net income was more than offset by cash used to pay vendors as a result of the timing of the Company's payments to vendors at year-end due to holiday timing at the end of 1997 versus 1996.

Net cash used in investing activities was $62.5 million for the six months ended June 30, 1998, compared to $27.9 million for the six months ended June 30, 1997. The net cash used in investing activities for the first six months of 1998 included $13.4 million related to acquisitions, and the remainder represented capital expenditures for MEG-Array(TM) and other programs. In 1997, net cash used for investing activities represented capital expenditures.

Cash provided by financing activities was $45.1 million for the six months ended June 30, 1998, compared to $2.8 million for the comparable period in 1997. The source of cash in 1997 represented net borrowings under the previous credit facility. The source of cash in 1998 in part represented net proceeds from the issuance of common stock in connection with the secondary offering completed in February 1998, offset by purchases of treasury stock in June 1998, and in part represented net borrowings under the Credit Facility.

PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

(a)      The Annual Meeting of Stockholders was held on Tuesday, May 5, 1998.
(b)      Not applicable.
(c) The following matters were submitted to and approved by the stockholders:
         (i) The election of two class III directors, James N. Mills and Thomas O. Hicks, each for a three year term expiring in the year 2001. For James N. Mills, the votes were cast as follows:
                  For - 31,330,586, Against - 0; Abstentions and broker non-votes - 2,315,676. For Thomas O. Hicks, the votes were cast as follows: For - 31,330,586, Against - 0; Abstentions and broker non-votes - 2,315,676.
         (ii) Amendment No.1 to the Berg Electronics Corp. 1993 Stock Option Plan as prepared and adopted by the Board of Directors. The votes were cast as follows: For - 25,329,414, Against - 4,235,380; Abstentions and broker non-votes - 4,081,468.
         (iii) The Berg Electronics Corp. 1998 Incentive Compensation Plan (the "Incentive Compensation Plan") as prepared and adopted by the Board of Directors. The votes were cast as follows: For - 21,406,038; Against - 8,158,301; Abstentions and broker non-votes - 4,081,923.
         (iv) Amendment to the Certificate of Incorporation as prepared and adopted by the Board of Directors. The votes were cast as follows: For - 32,591,102, Against - 907,445; Abstentions and broker non-votes - 147,715.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits Filed as Part of this Report


      Exhibit
         No.                                 Description of Exhibit
    ------------                             ----------------------
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

           3.4     Certificate of Amendment to Certificate of Incorporation, dated February 29, 1996, of
                   Berg Electronics Corp.(2)

           3.5     Certificate of Amendment to Amended Certificate of Incorporation, dated May 28, 1998, of
                   Berg Electronics Corp.(5)

           3.6     Bylaws of Berg Electronics Corp.(1)

           4.1     Certificate of Designations, Preferences and Rights of Series A Junior Preferred Stock
                   of Berg Electronics Corp.(4)

          10.1**   Berg Electronics Corp. 1998 Incentive Compensation Plan.(5)

          27.1     Financial Data Schedule.*

(1) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-1, Registration No. 33-98240, and incorporated by reference herein.
(2) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.

(3) Filed previously as an exhibit to the Berg Electronics Corp. Forms 10-Q and 10-Q/A for the quarter ended March 31, 1997, and incorporated by reference herein.
(4) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1997, and incorporated by reference herein.
(5) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-8, Registration No. 333-57903, and incorporated by reference herein.

*        Filed herewith.
**       Indicates a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         Berg Electronics Corp. Form 8-K filing dated June 16, 1998 - Item 5 Other Events.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     BERG ELECTRONICS CORP.


Dated:  August 3, 1998               By: /s/ JOSEPH S. CATANZARO
                                         --------------------------------------
                                         Name:  Joseph S. Catanzaro
                                         Title: Chief Accounting Officer

                               INDEX TO EXHIBITS

       Exhibit
         No.                               Description of Exhibit
      ------------                         ----------------------
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

           3.4     Certificate of Amendment to Certificate of Incorporation, dated February 29, 1996, of
                   Berg Electronics Corp.(2)

           3.5     Certificate of Amendment to Amended Certificate of Incorporation, dated May 28, 1998, of
                   Berg Electronics Corp.(5)

           3.6     Bylaws of Berg Electronics Corp.(1)

           4.1     Certificate of Designations, Preferences and Rights of Series A Junior Preferred Stock
                   of Berg Electronics Corp.(4)

          10.1**   Berg Electronics Corp. 1998 Incentive Compensation Plan.(5)

          27.1     Financial Data Schedule.*


(1) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-1, Registration No. 33-98240, and incorporated by reference herein.
(2) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.
(3) Filed previously as an exhibit to the Berg Electronics Corp. Forms 10-Q and 10-Q/A for the quarter ended March 31, 1997, and incorporated by reference herein.
(4) Filed previously as an exhibit to the Berg Electronics Corp. Form 10-K for the fiscal year ended December 31, 1997, and incorporated by reference herein.
(5) Filed previously as an exhibit to the Registration Statement of Berg Electronics Corp. on Form S-8, Registration No. 333-57903, and incorporated by reference herein.

*        Filed herewith.
**       Indicates a management contract or compensatory plan or arrangement.